Form 10-Q
period 2007-06-30
PNA Group, Inc.
filed 2007-09-21
CIK 1397457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-142896

PNA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3756642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Northridge Road Atlanta, Georgia	30350
(Address of principal executive offices)	(Zip Code)

(770) 641-6460

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 21, 2007, the registrant had 1,000 shares of its common stock, $1 par value per share, outstanding.

PNA GROUP, INC.

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2006 (Successor) and June 30, 2007 (Successor)	1

	Unaudited Condensed Consolidated Statements of Income for the periods April 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to June 30, 2006 (Successor) and the three months ended June 30, 2007 (Successor)	2

	Unaudited Condensed Consolidated Statements of Income for the periods January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to June 30, 2006 (Successor) and the six months ended June 30, 2007 (Successor)	3

	Unaudited Condensed Consolidated Statement of Stockholder’s Equity for the six months ended June 30, 2007 (Successor)	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the periods January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to June 30, 2006 (Successor) and the six months ended June 30, 2007 (Successor)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4T.	Controls and Procedures	48

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share amounts)

	Successor
	December 31, 2006	June 30, 2007
Assets
Current assets
Cash and cash equivalents	$3,201	$2,879
Restricted cash	1,063	2,227
Accounts receivable, less allowance for doubtful accounts of $5,430 and $5,832, respectively	188,911	207,662
Inventories, net	410,604	393,570
Receivables from affiliates	3,906	5,036
Other current assets	16,852	14,817

Total current assets	624,537	626,191
Property, plant and equipment, net	61,542	67,221
Goodwill	9,886	9,886
Intangible assets, net	19,338	16,588
Deferred financing costs, net	11,037	11,139
Equity investments	7,643	8,151
Other noncurrent assets	2,771	1,788

Total assets	$736,754	$740,964

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$141,594	$146,654
Payables to affiliates	603	2,016
Other payables	48,096	38,418
Income taxes payable	8,472	—

Total current liabilities	198,765	187,088
Long term debt, net of current maturities	463,414	466,206
Deferred income taxes	1,605	3,257
Accrued pension costs	5,293	4,295

Total liabilities	669,077	660,846

Commitments and contingencies	—	—
Minority interest	1,547	1,828
Stockholder’s equity
Common stock: $1 par value - 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	66,259	66,838
Retained earnings	—	11,581
Accumulated other comprehensive loss	(130)	(130)

Total stockholder’s equity	66,130	78,290

Total liabilities and stockholder’s equity	$736,754	$740,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

	Predecessor April 1 to May 9, 2006	Successor
		May 10 to June 30, 2006	Three Months Ended June 30, 2007
Net sales	$148,296	$241,332	$414,673
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	117,757	196,396	338,695
Processing	5,453	5,275	8,148
Distribution	875	2,979	5,790
Selling, general and administrative	15,353	18,373	31,646
Amortization of intangibles	—	710	1,359
Depreciation	886	1,160	1,387

Total operating costs and expenses	140,324	224,893	387,025

Operating income	7,972	16,439	27,648
Interest expense	759	3,820	10,467
Income from equity investments	(206)	(287)	(686)

Income before minority interest and income tax expense	7,419	12,906	17,867
Minority interest	262	428	822

Income before income tax expense	7,157	12,478	17,045
Income tax expense	2,779	5,033	6,416

Net income	$4,378	$7,445	$10,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

	Predecessor January 1 to May 9, 2006	Successor
		May 10 to June 30, 2006	Six Months Ended June 30, 2007
Net sales	$487,190	$241,332	$821,995
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	401,612	196,396	674,231
Processing	11,985	5,275	16,285
Distribution	6,395	2,979	11,381
Selling, general and administrative	35,393	18,373	60,268
Amortization of intangibles	—	710	2,750
Depreciation	3,262	1,160	2,967

Total operating costs and expenses	458,647	224,893	767,882

Operating income	28,543	16,439	54,113
Interest expense	1,375	3,820	21,154
Income from equity investments	(770)	(287)	(1,139)

Income before minority interest and income tax expense	27,938	12,906	34,098
Minority interest	788	428	1,693

Income before income tax expense	27,150	12,478	32,405
Income tax expense	10,146	5,033	12,336

Net income	$17,004	$7,445	$20,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

SIX MONTHS ENDED JUNE 30, 2007

(in thousands of dollars, except shares)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Value
Successor
Balances at December 31, 2006	1,000	$1	$66,259	$—	$(130)	$66,130
Net income	—	—	—	20,069	—	20,069
Dividends paid	—	—	—	(8,488)	—	(8,488)
Net income of consolidated variable interest entity	—	—	579	—	—	579

Balances at June 30, 2007	1,000	$1	$66,838	$11,581	$(130)	$78,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Predecessor January 1 to May 9, 2006	Successor
		May 10 to June 30, 2006	Six Months Ended June 30, 2007
Cash flows from operating activities
Net income	$17,004	$7,445	$20,069
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	3,262	1,870	5,717
Amortization of deferred financing costs	—	—	587
Provision for bad debts	462	262	427
Deferred income taxes	(540)	112	1,652
Gain on disposal of fixed assets	—	—	(517)
Minority interests	788	428	1,693
Income from equity investments	(770)	(287)	(1,139)
Dividends received from equity investments	—	—	630
(Increase) decrease in
Accounts receivable	(27,454)	(11,074)	(19,178)
Receivables from/payables to affiliates	(1,893)	(749)	283
Inventories	(66,824)	(8,907)	17,034
Other assets	11,591	67	4,096
Increase (decrease) in
Payables	43,521	(19,978)	5,060
Accruals	(2,077)	9,280	(5,284)
Income tax payable	372	2,567	(9,551)
Accrued pension cost	(515)	200	(998)

Net cash (used in) provided by operating activities	(23,073)	(18,764)	20,581

Cash flows from investing activities
Increase in restricted cash	—	—	(1,164)
Purchases of property, plant and equipment	(2,460)	(459)	(8,271)
Proceeds from disposals of property, plant and equipment	—	—	1,084
Acquisition of PNA Group, Inc., net of cash acquired	—	(261,568)	—
Acquisition of MSC, net of cash acquired	—	(53,701)	(5,300)

Net cash used in investing activities	(2,460)	(315,728)	(13,651)

Cash flows from financing activities
Net (payments) proceeds on revolving credit facility	(54,458)	219,389	3,035
Proceeds from term loan	85,000	—	—
Capital contribution from parent	—	54,221	—
Other long-term debt	72	(9)	(277)
Issuance of common stock	—	62,500	—
Deferred financing costs	(3,435)	—	(689)
Dividend paid to minority interest holders	(343)	(490)	(833)
Dividends paid to stockholder	(2,000)	(137)	(8,488)

Net cash provided by (used in) financing activities	24,836	335,474	(7,252)

Net (decrease) increase in cash and cash equivalents	(697)	982	(322)
Cash and cash equivalents at beginning of period	2,210	1,513	3,201

Cash and cash equivalents at end of period	$1,513	$2,495	$2,879

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,581	$2,019	$21,803

Income taxes	$171	$3,595	$19,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Note 1. Description of Business

Description of Business

PNA Group, Inc. (“PNA”) is a holding company which provides management services to and conducts business through four operating subsidiaries. PNA and its subsidiaries are referred to collectively herein as the “Company” or “Successor Company”, “we”, “us” or “our”.

We are a leading national steel service center group that distributes steel products and provides value-added steel processing services to our customers, which are largely comprised of fabricators and original equipment manufacturers, across a diversified group of industries, including the non-residential construction, machinery and equipment, manufacturing, oil and gas, telecommunications and utilities markets. The Company distributes a variety of steel products, including a full line of structural and long products, plate, flat rolled coil, tubulars and sheet, as well as performs a variety of value-added processing services for our customers.

Historically, we have operated our business through three operating subsidiaries: Infra-Metals Company (“Infra-Metals”), Delta Steel, LP (“Delta”) and Feralloy Corporation (“Feralloy”). With the completion of the acquisition of Metals Supply Company, Ltd. (“Metals Supply” or “MSC”) on May 31, 2006, MSC became the Company’s fourth operating subsidiary.

On February 14, 2006, PNA Group Holding Corporation (“PNAG Holding”, formerly known as Travel Holding Corporation), an affiliate of Platinum Equity Capital Partners (“Platinum”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PNA and Preussag North America, Inc., PNA’s former owner (the “Seller”), to acquire all of the outstanding capital stock of PNA for cash consideration of $261,568, refinancing of existing indebtedness of $88,048, a $12,000 seller note and other consideration and costs of $3,762 (the “Platinum Acquisition”). On May 9, 2006, Platinum closed the acquisition of PNA whereby Travel Merger Corporation (“Travel Merger”), a wholly owned subsidiary of PNAG Holding, merged with and into PNA, with PNA being the surviving corporation.

Effective May 31, 2006, the Company completed the acquisition of MSC (the “MSC Acquisition”) pursuant to which PNA acquired all of the outstanding partnership interests of Metals Supply Company, Ltd. and Clinton & Lockwood, Ltd. (an affiliate of MSC) for cash consideration of approximately $33,253, and refinanced approximately $20,847 of Metals Supply’s then existing indebtedness.

PNA Intermediate Holding Corporation (“PNA Intermediate”) was incorporated in Delaware on January 25, 2007 as a wholly owned subsidiary of PNAG Holding. The capital stock of PNA was contributed by PNAG Holding to PNA Intermediate on January 29, 2007. As a result, PNA became a wholly-owned subsidiary of PNA Intermediate.

Basis of Presentation

Interim Financial Reporting

In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position and results of operations of the Company and its subsidiaries as of and for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s audited consolidated financial statements as of that date. The accompanying unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These interim statements should be read in conjunction with the December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 (Registration No. 333-142896) (the “Registration Statement”).

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, in accordance with FASB Interpretation No. 46(R), or FIN 46(R), Consolidation of Variable Interest Entities, the Company consolidates certain variable interest entities of Travel Main Corporation (“Travel Main”), a wholly owned subsidiary of PNAG Holding, as to which it has determined that it is the primary beneficiary (see Variable Interest Entities below). Significant intercompany balances and transactions within the consolidated group have been eliminated in consolidation.

As a result of the purchase of PNA on May 9, 2006, the results of operations for the periods April 1, 2006 to May 9, 2006 and January 1, 2006 to May 9, 2006 are represented by the Predecessor Company balances and results of operations of PNA for the period May 10, 2006 to June 30, 2006 and the three and six months ended June 30, 2007 are represented by the Successor Company balances for purposes of the accompanying condensed consolidated financial statements. As a result of the application of purchase accounting, the Predecessor Company balances and amounts presented in the financial statements and footnotes are not comparable with those of the Successor Company.

Equity Investments

The equity method of accounting is used where the Company’s investment in voting stock gives it the ability to exercise significant influence over the investee, generally 20% to 50%. The equity method is used to account for Feralloy’s investments in Indiana Pickling and Processing Company (45% interest), Acero Prime S. de R.L. de C.V. (40% interest) and Oregon Feralloy Partners LLC (40% interest).

The Company had $4,429 and $4,596 of undistributed earnings in equity investments at December 31, 2006 and June 30, 2007, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the evaluation of the recoverability of the carrying value of long-lived assets and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; legal and environmental liabilities; and assets and obligations related to employee benefit plans. Actual results could differ from those estimates and the differences could be material.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Variable Interest Entities

In August 2006, we completed a real estate transfer pursuant to which we effectively transferred 18 of our real estate assets to 7 wholly owned subsidiaries of Travel Main, collectively referred to as Travel Main Subsidiaries, and then entered into 15 year operating leases with respect to these properties that provide for our continued use of them in our operations. Travel Main is a wholly owned subsidiary of PNAG Holding. The Travel Main Subsidiaries subsequently mortgaged the properties for amounts approximately equal to 75% of their appraised value.

While we are not a party to nor a guarantor of the mortgages, in accordance with FASB Interpretation No. 46(R), we hold an implicit variable interest in Travel Main’s subsidiaries and are the primary beneficiary of these variable interest entities. Accordingly the combined financial statements of Travel Main’s subsidiaries have been consolidated into our condensed consolidated financial statements.

The Combined Balance Sheet and Statement of Income of Travel Main’s subsidiaries follow.

COMBINED BALANCE SHEET DATA
Travel Main Subsidiaries

(in thousands of dollars)

	December 31, 2006	June 30, 2007
Assets
Current assets	$2,396	$3,235
Property, plant and equipment, net	27,465	27,179
Other noncurrent assets
Deferred tax	6,711	6,711
Deferred financing costs	1,140	1,085

Total assets	$37,712	$38,210

Liabilities and Stockholder’s Deficit
Current liabilities	$245	$563
Long term debt, net of current maturities	49,876	49,477

Total liabilities	50,121	50,040

Stockholder’s deficit:
Capital	34,502	34,502
Deficit	(46,911)	(46,332)

Total stockholder’s deficit	(12,409)	(11,830)

Total liabilities and stockholder’s deficit	$37,712	$38,210

COMBINED STATEMENT OF INCOME DATA
Travel Main Subsidiaries

(in thousands of dollars)

	Six Months Ended June 30, 2007
Rent	$3,138
Cost and expenses
Selling, general, and administrative	266
Depreciation	286

Total costs and expenses	552

Operating income	2,586
Interest expense	1,629

Income before income tax expense	957
Income tax expense	378

Net income	$579

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Significant Accounting Policies

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on its results of operations, financial condition or liquidity.

PNAG Holding files a consolidated federal income tax return that includes PNA and all its wholly owned subsidiaries and their respective subsidiaries. The tax provision in the accompanying condensed consolidated financial statements is calculated as if PNA filed a separate federal income tax return. The Company has determined it had no unrecognized tax benefits as of January 1, 2007 nor has there been an increase in the amount of unrecognized tax benefits as of June 30, 2007. Any potential penalties and interest related to unrecognized tax benefits would be reported as Interest expense in the accompanying interim condensed consolidated financial statements, and no such amounts have been recognized for the interim periods presented herein. The tax years ended December 31, 2003, 2004 and 2005 remain open and subject to examination in the following significant income tax jurisdictions: Federal, Alabama, Arizona, California, Connecticut, Florida, Indiana, Illinois, Ohio, South Carolina, Texas, and Virginia. Income tax returns for the period January 1, 2006 to May 9, 2006 and for the year ended December 31, 2006 have not yet been filed.

Reclassification

Certain Predecessor period amounts related to cost of materials sold, processing, distribution and selling, general and administrative costs on the condensed consolidated statements of income have been reclassified to conform to the current year financial statement presentation.

Note 2. Business Combinations

On May 9, 2006, Platinum closed on the purchase of all the outstanding capital stock of PNA from Preussag North America, Inc for cash consideration of $261,568, refinancing of existing indebtedness of $88,048, a $12,000 seller note and other consideration and costs of $3,762. The transaction was financed with new borrowings under PNA’s amended and restated senior secured credit facility of $290,747 and an equity investment of $62,500. The proceeds from the new borrowings and equity investment were used to pay approximately $261,568 in acquisition consideration to our former stockholder and to refinance approximately $88,048 of indebtedness then outstanding under PNA’s then existing senior secured credit facility.

Effective May 31, 2006, the Company completed the acquisition of MSC pursuant to which PNA acquired all of the outstanding partnership interests of MSC and Clinton & Lockwood, Ltd. (an affiliate of MSC) for cash consideration of approximately $33,253 and refinanced $20,847 of Metals Supply’s then existing indebtedness. In addition, the purchase price included $5,300 in deferred consideration which was paid to the former owner on May 31, 2007. The acquisition was financed initially by a $54,221 capital contribution from PNAG Holding. On July 17, 2006, PNA borrowed $38,021 under its amended and restated senior secured credit facility and used the proceeds to make a return of capital to PNAG Holding in the form of a dividend. The Company returned to PNAG Holding the remaining $16,200 of its equity investment on August 16, 2006 with a portion of the proceeds from the Company’s issuance on August 15, 2006 of the 10 3/4% Senior Notes due 2016 for $250,000 (the “Senior Notes” – see Note 8, Long-Term Debt).

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

The following unaudited pro forma information presents consolidated results of operations for the three and six months ended June 30, 2006 as if the acquisitions had occurred at the beginning of the respective period.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net sales	$415,508	$794,284
Net income	$18,838	$32,522

Note 3. Inventories

Inventories consist of the following:

	Successor
	December 31, 2006	June 30, 2007
Raw materials	$391,613	$373,971
Finished goods	18,991	19,599

	$410,604	$393,570

Note 4. Other Current Assets

Other current assets consist of the following:

	Successor
	December 31, 2006	June 30, 2007
Other receivables	$8,011	$4,411
Prepaid expenses and other	1,135	2,700
Deferred income taxes	7,706	7,706

	$16,852	$14,817

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Note 5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

		Successor
	Estimated Useful Life	December 31, 2006	June 30, 2007
Land		$5,437	$5,437
Buildings and improvements	25-40 years	26,586	27,301
Equipment	5-10 years	32,544	39,052
Construction in progress		814	1,963

		65,381	73,753
Less: accumulated depreciation		(3,839)	(6,532)

		$61,542	$67,221

Depreciation expense was $886, $3,262, $1,160, $1,387 and $2,967 for the periods April 1, 2006 to May 9, 2006, January 1, 2006 to May 9, 2006 and May 10, 2006 to June 30, 2006 and for the three and six months ended June 30, 2007, respectively.

Note 6. Intangible Assets

Intangible assets consist of the following as of December 31, 2006:

Successor	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15-20 years	$16,457	$(1,552)	$14,905
Non-competition agreements	2 years	5,882	(1,726)	4,156
Backlog	1-3 months	734	(734)	—
Proprietary software	3 years	352	(75)	277

		$23,425	$(4,087)	$19,338

Intangible assets consist of the following as of June 30, 2007:

Successor	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15-20 years	$16,457	$(2,781)	$13,676
Non-competition agreements	2 years	5,882	(3,185)	2,697
Backlog	1-3 months	734	(734)	—
Proprietary software	3 years	352	(137)	215

		$23,425	$(6,837)	$16,588

The Company had no amortizable intangible assets during the period January 1, 2006 to May 9, 2006. Amortization expense was $710 for the period May 10, 2006 to June 30, 2006 and $1,359 and $2,750 for the three and six months ended June 30, 2007, respectively.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Note 7. Other Payables

Other payables consist of the following:

	Successor
	December 31, 2006	June 30, 2007
Current maturities of long-term debt	$853	$819
Accrued bonuses	13,103	10,026
Accrued interest	11,525	10,562
Deferred consideration payable	5,300	—
Accrued expenses and other	17,315	17,011

	$48,096	$38,418

Note 8. Long-Term Debt

Long-term debt consists of the following:

	Successor
	December 31, 2006	June 30, 2007
Revolver loan	$164,341	$167,376
Senior notes	250,000	250,000
Real estate mortgages	49,875	49,477
Capitalized lease obligation and other long-term debt	51	172

	464,267	467,025
Less: current maturities of long-term debt	(853)	(819)

	$463,414	$466,206

The Senior Notes contain restrictions on dividends payable by the Company to PNA Intermediate that are, in general, limited to 50% of Consolidated Net Income plus amounts received from equity contributions received, although PNA can pay dividends, not in excess of $15,000 in the aggregate over the term of the Senior Notes, that are not subject to these restrictions. Approximately $31,780 and $36,385 of PNA’s retained earnings were unrestricted, and therefore available for payment of dividends, as of December 31, 2006 and June 30, 2007, respectively.

In connection with the issuance of the $250,000 Senior Notes on August 15, 2006, the Company entered into a registration rights agreement providing registration rights requiring that an initial registration statement be filed with the Securities and Exchange Commission (the “SEC”) within 270 days of issuance of the Senior Notes for purposes of registering the Senior Notes, with a requirement that the registration become effective within 390 days of issuance. The Company filed the initial registration statement on Form S-4 (Registration No. 333-142896) with the SEC on May 14, 2007 and subsequently filed amendment no. 1 on July 31, 2007 and amendment no. 2 on August 8, 2007. The SEC declared the Registration Statement effective August 9, 2007.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Note 9. Retirement Benefits and Compensation Plans

The Company has two noncontributory, defined benefit pension plans and a nonqualified, unfunded retirement plan (together, the “Plans”). Of the noncontributory, defined benefit pension plans, one covers substantially all Feralloy nonunion employees who have attained age 21 and the other covers all union employees at Feralloy’s Midwest, Southern and St. Louis divisions. Feralloy also has a nonqualified, unfunded retirement plan (the “Supplemental Executive Retirement Plan”, or “SERP”) to provide supplemental benefits to certain of its executive employees. To provide for the SERP, Feralloy purchased Company-owned life insurance contracts on the related employees.

Effective December 31, 2006, the Company adopted a change to freeze the benefits under the Company’s Non-Union Pension Plan, a defined benefit pension plan and instituted a new defined contribution plan effective January 1, 2007. On October 30, 2006, Feralloy’s Board of Directors authorized a change to freeze the benefits under its SERP.

Implementation of the changes to the SERP was effective March 1, 2007 to allow for appropriate notice to affected employees and provide time necessary for essential actuarial studies and analysis with respect to the design change and preparation of operative documents. As a result, in accordance with Statement of Financial Accounting Standard No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a curtailment gain of $2,210 in the fourth quarter of fiscal year 2006 related to freezing benefits of its Non-Union Pension Plan and $-0- and $700 for the three and six months ended June 30, 2007, respectively, related to freezing benefits of its SERP.

The components of net periodic pension cost (benefit) consist of the following:

	Predecessor		Successor
	April 1 to May 9, 2006	January 1 to May 9, 2006	May 10 to June 30, 2006	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Components of net periodic pension (benefit) cost and total pension expense
Service cost	$86	$318	$85	$—	$—
Interest cost	111	442	149	301	602
Expected return on plan assets	(96)	(393)	(153)	(319)	(638)
Amortization of prior service cost	7	24	—	—	—
Recognized actuarial loss	29	154	—	—	—
Curtailments	—	—	—	—	(700)

Net periodic pension cost (benefit)	$137	$545	$81	$(18)	$(736)

Effective May 17, 2007, PNAG Holding adopted a Participation Agreement (the “Participation Plan”) for the purpose of providing incentive compensation to our key employees. The incentive compensation is awarded in the form of non-equity performance units, the value of which is related to the appreciation in our value. The performance units are payable to participants upon the occurrence of a “qualifying event” defined as (1) a sale of any of our common stock by Platinum (other than a sale to our affiliates), (2) the consummation of a public offering of our stock owned by Platinum or its affiliates or (3) the payment of cash dividends by PNAG Holding to Platinum (other than dividends arising out of or relating to any real estate owned by us or our subsidiaries as of the effective date of the Participation Plan). The participants initially vested 25% at the inception of the Participation Plan and vest an additional 25% each year over three years. Any vested amounts paid under the Participation Plan will be treated as compensation at the PNA level. The Participation Plan expires December 31, 2017, and all performance units terminate upon the termination or expiration of the Participation Plan. Subject to certain exceptions, upon a termination of employment, all performance units granted to a participant will be forfeited.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Note 10. Related Parties

Receivables from affiliates represent an amount due from our Mexican joint-venture, Acero Prime S. de R.L. de C.V. Payables to affiliates represent amounts due to two domestic joint ventures who are parties to the group cash management system and who have positive cash balances with the Company. Dividends paid to minority interest holders totaled $0, $343, $490, $490 and $833 for the periods April 1, 2006 to May 9, 2006. January 1, 2006 to May 9, 2006 and May 10, 2006 to June 30, 2006 and the three and six months ended June 30, 2007, respectively.

PNA paid cash dividends of $2,000 to Preussag North America, Inc. during the period January 1, 2006 to May 9, 2006. PNA paid cash dividends of $137 to PNAG Holding during the period May 10, 2006 to June 30, 2006. Dividends paid to PNAG Holding and PNA Intermediate totaled $1,832 and $8,488 during the three and six months ended June 30, 2007, respectively.

The Company paid Platinum $2,500 during the period May 10, 2006 to June 30, 2006 and $1,250 and $2,500 during the three and six months ended June 30, 2007, respectively, related to its annual monitoring fee pursuant to a corporate advisory services agreement with Platinum (the “Corporate Advisory Services Agreement”).

Note 11. Commitments and Contingencies

The Company is involved in several legal proceedings, claims and litigations arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding, claim or litigation will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

Subsequent to June 30, 2007, the Company determined that the quality of certain material it received primarily during the second quarter of fiscal year 2007 from steel traders dealing with certain foreign suppliers is inconsistent with the mill’s certification of the steel specifications that accompanied such material. The Company is currently in a dispute with such steel traders regarding the quality of specific orders of steel purchased from these suppliers. Management believes there may be limited ability to ultimately recover from the foreign suppliers to the extent that any valid claims are made against the Company for which the Company does not carry, or does not carry sufficient, insurance coverage. As the Company, consistent with industry practice, does not generally perform independent testing of the steel it receives from mills with mill certifications, we are currently evaluating the extent to which we may have received similarly non-conforming steel from foreign suppliers through various steel traders in prior periods. Management is not able at this time to determine what, if any, effect these events may have on the Company’s consolidated financial position or consolidated results of operations in the future.

The Company had purchase commitments of approximately $248,123 for inventory at June 30, 2007. These commitments were made to assure the Company a normal supply of stock and, in management’s opinion, will be sold to obtain normal profit margins.

The consolidated group leases real estate, office space, data processing equipment automobiles and trucks. Several of the leases require the lessee to pay taxes, maintenance and other operating expenses.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Note 12. Business Segment Information

The Company has two reportable segments based along product lines – the long products and plate segment and the flat rolled segment. The long products and plate segment distributes numerous products including structural beams, tubing, plates, sheets and pipes and provides some value-added steel processing capabilities that includes saw-cutting and T-splitting. The flat rolled segment offers hot rolled, hot rolled pickled and oiled, cold rolled and galvanized and other coated coil and sheet products. Virtually all of the steel sold by the flat rolled segment receives value-added processing such as temper-passing, leveling or slitting. Through this segment, the Company also performs a substantial amount of tolling, in which it processes steel for a fee, but does not take title to the inventory.

As discussed in Note 1, the Company conducts its steel services business through four operating subsidiaries: Infra-Metals, Delta, Feralloy and MSC. The operations of Feralloy comprise the flat rolled segment products while Infra-Metals, Delta and MSC are aggregated to constitute the long products and plate segment based on the entities’ product lines and their exhibiting similar economic characteristics, products, customers and delivery methods. The primary measures of performance used by management in evaluating the segments are net sales and operating income.

The results of the Travel Main Subsidiaries, which do not constitute a reportable segment, are combined with holding company revenue and expenses and consolidation eliminations and reclassifications and are disclosed as corporate and other for purposes of reconciling segment reporting disclosures to the condensed consolidated financial statements.

The Company uses the same accounting policies to generate segment results as it does for its consolidated results. None of the operating business segments relies on any one major customer. All of the Company’s goodwill is included as part of the long products and plate segment total assets. All investments in unconsolidated equity method entities are part of the flat rolled segment.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Predecessor Company
Period from January 1, 2006 to May 9, 2006
Net sales to external customers	$315,034	$172,156	$—	$487,190
Operating costs and expenses	286,045	167,869	4,733	458,647
Operating income (loss)	28,989	4,287	(4,733)	28,543
Capital spending	1,928	532	—	2,460
Total segment assets	398,008	187,553	6,650	592,211
Depreciation and amortization	1,293	1,967	2	3,262
Income from equity investments	—	770	—	770
Interest expense	1,690	968	(1,283)	1,375

Period from April 1, 2006 to May 9, 2006
Net sales to external customers	$92,652	$55,644	$—	$148,296
Operating costs and expenses	82,558	53,686	4,080	140,324
Operating income (loss)	10,094	1,958	(4,080)	7,972
Capital spending	162	163	—	325
Total segment assets	398,008	187,553	6,650	592,211
Depreciation and amortization	277	608	1	886
Income from equity investments	—	206	—	206
Interest expense	664	322	(227)	759

Successor Company
Period from May 10, 2006 to June 30, 2006
Net sales to external customers	$164,106	$77,226	$—	$241,332
Operating costs and expenses	148,143	76,327	423	224,893
Operating income (loss)	15,963	899	(423)	16,439
Capital spending	391	68	—	459
Total segment assets	432,762	189,327	31,184	653,273
Depreciation and amortization	1,324	464	82	1,870
Income from equity investments	—	287	—	287
Interest expense	1,927	1,183	710	3,820

Three months ended June 30, 2007
Net sales to external customers	$300,652	$114,021	$—	$414,673
Operating costs and expenses	273,660	110,123	3,242	387,025
Operating income (loss)	26,992	3,898	(3,242)	27,648
Capital spending	1,303	2,337	—	3,640
Total segment assets	508,739	179,304	52,921	740,964
Depreciation and amortization	2,094	508	144	2,746
Income from equity investments	—	686	—	686
Interest expense	7,573	3,362	(468)	10,467

Six months ended June 30, 2007
Net sales to external customers	$597,358	$224,637	$—	$821,995
Operating costs and expenses	545,493	216,494	5,895	767,882
Operating income (loss)	51,865	8,143	(5,895)	54,113
Capital spending	3,196	5,075	—	8,271
Total segment assets	508,739	179,304	52,921	740,964
Depreciation and amortization	4,229	1,198	290	5,717
Income from equity investments	—	1,139	—	1,139
Interest expense	15,296	6,575	(717)	21,154

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Intersegment net sales were not significant. Travel Main charges rent to the operating subsidiaries of PNA. Rent charged by Travel Main to the long products and plate segment totaled $1,177 and $2,352 for the three and six months ended June 30, 2007, respectively, and rent charged by Travel Main’s subsidiaries to the flat rolled segment totaled $393 and $786 for the three and six months ended June 30, 2007, respectively. There was no rent charged by Travel Main for any periods ended June 30, 2006 or prior thereto.

Note 13. Common Stock

As discussed in Note 1, on May 9, 2006 Platinum closed the purchase of PNA whereby Travel Merger, then a wholly owned subsidiary of PNAG Holding, merged with and into PNA with PNA being the surviving corporation. For each of the periods presented herein, PNA had 1,000 shares outstanding with no dilution. All shares outstanding are common shares and have equal voting, liquidation and preference rights.

Note 14. Supplemental Guarantor Information

In August 2006, the Company issued the 10 3/4% Senior Notes due 2016 (the “Senior Notes”) with an aggregate principal amount of $250,000 bearing interest at a rate per annum equal to 10.75%. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s wholly owned subsidiaries (the “Subsidiary Guarantors”). Non-guarantor subsidiaries consist of those subsidiaries which hold interests in joint ventures, including joint ventures in which the Company owns a greater than 50% interest (and are therefore consolidated), those in which less than 50% is owned by the Company and entities consolidated in accordance with SFAS 46(R) in which the Company is the primary beneficiary. The Company does not have operations independent of the Subsidiary Guarantors and there are no restrictions on the ability of the Company to obtain funds from Subsidiary Guarantors. The guarantees of the Senior Notes by each Subsidiary Guarantor rank equally with all existing and future senior debt of such Subsidiary Guarantor and senior to any subordinated debt of such Subsidiary Guarantor. The guarantees are effectively subordinated to any collateralized debt of such Subsidiary Guarantor (including the Company’s senior credit facility) to the extent of the assets collateralizing such debt.

Set forth below is additional information of PNA Group, Inc. and its guarantor and non-guarantor subsidiaries regarding: (i) the results of operations and cash flows for the period January 1, 2006 to May 9, 2006 (Predecessor); (ii) the results of operations for the period April 1, 2006 to May 9, 2006 (Predecessor); (iii) the results of operations for the period May 10, 2006 to June 30, 2006 (Successor); (iv) the financial position as of December 31, 2006 (Successor); (v) the results of operations for the three months ended June 30, 2007 (Successor); and (vi) the financial position, results of operations and cash flows as of and for the six months ended June 30, 2007 (Successor).

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Period from January 1, 2006 to May 9, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net sales	$—	$478,212	$4,246	$4,732	$487,190
Cost and expenses:
Cost of materials sold	—	396,880	—	4,732	401,612
Processing, distribution and selling, general and administrative expenses	4,821	46,510	2,442	—	53,773
Depreciation and amortization	2	3,039	221	—	3,262

Total operating costs and expenses	4,823	446,429	2,663	4,732	458,647

Operating (loss) income	(4,823)	31,783	1,583	—	28,543
Interest (income) expense	(1,283)	2,675	(17)	—	1,375
Income from equity investments	(20,544)	(1,582)	(770)	22,126	(770)

Income before minority interest and income tax expense	17,004	30,690	2,370	(22,126)	27,938
Minority interest	—	—	788	—	788

Income before income tax expense	17,004	30,690	1,582	(22,126)	27,150
Income tax expense	—	10,146	—	—	10,146

Net income	$17,004	$20,544	$1,582	$(22,126)	$17,004

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Cash Flows

For the Period from January 1, 2006 to May 9, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Cash flows from operating activities
Net income	$17,004	$20,544	$1,582	$(22,126)	$17,004
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	2	3,039	221	—	3,262
Provision for bad debts	—	462	—	—	462
Deferred income taxes	—	(540)	—	—	(540)
Minority interests	—	—	788	—	788
Income from equity investments	(20,544)	(1,582)	(770)	22,126	(770)
(Increase) decrease in
Accounts receivable	—	(27,094)	(360)	—	(27,454)
Receivables from/payables to affiliates	(18,617)	17,187	(463)	—	(1,893)
Inventories	—	(66,677)	(147)	—	(66,824)
Other assets	1,426	10,171	(6)	—	11,591
Increase (decrease) in
Payables	25	43,494	2	—	43,521
Accruals	(3,912)	1,801	(109)	—	(2,220)

Net cash (used in) provided by operating activities	(24,616)	805	738	—	(23,073)

Cash flows from investing activities
Purchases of property, plant and equipment	—	(2,416)	(44)	—	(2,460)

Net cash used in investing activities	—	(2,416)	(44)	—	(2,460)

Cash flows from financing activities
Net repayment on revolving credit facility	(54,458)	—	—	—	(54,458)
Proceeds from term loan	85,000	—	—	—	85,000
Proceeds from mortgages on real estate	—	72	—	—	72
Dividend paid to minority interest holders	—	—	(343)	—	(343)
Deferred financing costs	(3,429)	(6)	—	—	(3,435)
Dividends paid to parent	—	357	(357)	—	—
Dividends paid to stockholder	(2,000)	—	—	—	(2,000)

Net cash provided by (used in) financing activities	25,113	423	(700)	—	24,836

Net increase (decrease) in cash and cash equivalents	497	(1,188)	(6)	—	(697)
Cash and cash equivalents at beginning of period	—	2,192	18	—	2,210

Cash and cash equivalents at end of period	$497	$1,004	$12	$—	$1,513

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Period from April 1, 2006 to May 9, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net sales	$—	$142,078	$1,486	$4,732	$148,296
Cost and expenses:
Cost of materials sold	—	113,025	—	4,732	117,757
Processing, distribution and selling, general and administrative expenses	4,169	16,632	880	—	21,681
Depreciation and amortization	1	806	79	—	886

Total operating costs and expenses	4,170	130,463	959	4,732	140,324

Operating (loss) income	(4,170)	11,615	527	—	7,972
Interest (income) expense	(227)	992	(6)	—	759
Income from equity investments	(8,321)	(477)	(206)	8,798	(206)

Income before minority interest and income tax expense	4,378	11,100	739	(8,798)	7,419
Minority interest	—	—	262	—	262

Income before income tax expense	4,378	11,100	477	(8,798)	7,157
Income tax expense	—	2,779	—	—	2,779

Net income	$4,378	$8,321	$477	$(8,798)	$4,378

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Period from May 10, 2006 to June 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net sales	$—	$239,379	$1,953	$—	$241,332
Cost and expenses:
Cost of materials sold	—	196,396	—	—	196,396
Processing, distribution and selling, general and administrative expenses	341	25,267	1,019	—	26,627
Depreciation and amortization	82	1,725	63	—	1,870

Total operating costs and expenses	423	223,388	1,082	—	224,893

Operating (loss) income	(423)	15,991	871	—	16,439
Interest (income) expense	(668)	4,498	(10)	—	3,820
Income from equity investments	(7,200)	(740)	(287)	7,940	(287)

Income before minority interest and income tax expense	7,445	12,233	1,168	(7,940)	12,906
Minority interest	—	—	428	—	428

Income before income tax expense	7,445	12,233	740	(7,940)	12,478
Income tax expense	—	5,033	—	—	5,033

Net income	$7,445	$7,200	$740	$(7,940)	$7,445

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Cash Flows

For the Period from May 10, 2006 to June 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Cash flows from operating activities
Net income	$7,445	$7,200	$740	$(7,940)	$7,445
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	82	1,725	63	—	1,870
Provision for bad debts	—	262	—	—	262
Deferred income taxes	—	112	—	—	112
Minority interests	—	—	428	—	428
Income from equity investments	(7,200)	(740)	(287)	7,940	(287)
(Increase) decrease in
Accounts receivable	—	(10,935)	(139)	—	(11,074)
Receivables from/payables to affiliates	(237,895)	236,521	625	—	(749)
Inventories	—	(8,907)	—	—	(8,907)
Other assets	142	(563)	488	—	67
Increase (decrease) in
Payables	(2)	(20,350)	374	—	(19,978)
Accruals	14,222	(1,792)	(383)	—	12,047

Net cash (used in) provided by operating activities	(223,206)	202,533	1,909	—	(18,764)

Cash flows from investing activities
Purchases of property, plant and equipment	—	(444)	(15)	—	(459)
Acquisition of PNA Group, Inc., net of cash acquired	(261,568)	—	—	—	(261,568)
Acquisition of MSC, net of cash acquired	(53,701)	—	—	—	(53,701)

Net cash used in investing activities	(315,269)	(444)	(15)	—	(315,728)

Cash flows from financing activities
Net proceeds on revolving credit facility	219,389	—	—	—	219,389
Issuance of common stock	62,500	—	—	—	62,500
Other long-term debt	(9)	—	—	—	(9)
Capital contribution from parent	54,221	—	—	—	54,221
Dividend paid to minority interest holders	—	—	(490)	—	(490)
Dividends received from subsidiaries	202,014	1,407	—	(203,421)	—
Dividends paid to parent	—	(202,014)	(1,407)	203,421	—
Dividends paid to stockholder	(137)	—	—	—	(137)

Net cash provided by (used in) financing activities	537,978	(200,607)	(1,897)	—	335,474

Net (decrease) increase in cash and cash equivalents	(497)	1,482	(3)	—	982
Cash and cash equivalents at beginning of period	497	1,004	12	—	1,513

Cash and cash equivalents at end of period	$—	$2,486	$9	$—	$2,495

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2,743	$458	$—	$3,201
Restricted cash	—	—	1,063	—	1,063
Accounts receivable less allowance for doubtful accounts	—	188,210	701	—	188,911
Inventories, net	—	410,604	—	—	410,604
Intercompany receivables - current	246,461	760	13,282	(260,503)	—
Other current assets	1,334	12,745	6,679	—	20,758

Total current assets	247,795	615,062	22,183	(260,503)	624,537
Property, plant and equipment, net	24	31,419	30,099	—	61,542
Goodwill	—	9,886	—	—	9,886
Intangible assets, net	—	19,338	—	—	19,338
Deferred financing costs, net	9,897	—	1,140	—	11,037
Intercompany receivables - noncurrent	250,000	—	—	(250,000)	—
Equity investments	—	8,926	7,643	(8,926)	7,643
Other noncurrent assets	—	1,810	961	—	2,771

Total assets	$507,716	$686,441	$62,026	$(519,429)	$736,754

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$141,353	$241	$—	$141,594
Intercompany payables - current	—	260,180	323	(260,503)	—
Other current liabilities	28,047	28,447	677	—	57,171

Total current liabilities	28,047	429,980	1,241	(260,503)	198,765
Long term debt, net of current maturities	413,539	—	49,875	—	463,414
Intercompany payables - noncurrent	—	250,000	—	(250,000)	—
Other noncurrent liabilities	—	6,461	437	—	6,898

Total liabilities	441,586	686,441	51,553	(510,503)	669,077
Minority interest	—	—	1,547	—	1,547
Total stockholder's equity	66,130	—	8,926	(8,926)	66,130

Total liabilities and stockholder's equity	$507,716	$686,441	$62,026	$(519,429)	$736,754

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net sales	$—	$412,528	$4,564	$(2,419)	$414,673
Cost and expenses:
Cost of materials sold	—	339,542	3	(850)	338,695
Processing, distribution and selling, general and administrative expenses	2,857	42,403	1,893	(1,569)	45,584
Depreciation and amortization	1	2,514	231	—	2,746

Total operating costs and expenses	2,858	384,459	2,127	(2,419)	387,025

Operating (loss) income	(2,858)	28,069	2,437	—	27,648
Interest (income) expense	(1,289)	10,948	808	—	10,467
Income from equity investments	(11,624)	(1,349)	(686)	12,973	(686)

Income before minority interest and income tax expense	10,055	18,470	2,315	(12,973)	17,867
Minority interest	—	—	601	221	822

Income before income tax expense	10,055	18,470	1,714	(13,194)	17,045
Income tax expense	(574)	6,846	144	—	6,416

Net income	$10,629	$11,624	$1,570	$(13,194)	$10,629

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Balance Sheet

As of June 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1,564	$1,315	$—	$2,879
Restricted cash	—	—	2,227	—	2,227
Accounts receivable less allowance for doubtful accounts	—	206,515	1,147	—	207,662
Inventories, net	—	393,570	—	—	393,570
Intercompany receivables - current	243,883	—	11,832	(255,715)	—
Other current assets	1,309	11,060	7,484	—	19,853

Total current assets	245,192	612,709	24,005	(255,715)	626,191
Property, plant and equipment, net	24	37,455	29,742	—	67,221
Goodwill	—	9,886	—	—	9,886
Intangible assets, net	—	16,588	—	—	16,588
Deferred financing costs, net	10,054	—	1,085	—	11,139
Intercompany receivables - noncurrent	250,000	—	—	(250,000)	—
Equity investments	—	9,807	8,151	(9,807)	8,151
Other noncurrent assets	—	1,788	—	—	1,788

Total assets	$505,270	$688,233	$62,983	$(515,522)	$740,964

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$277	$145,674	$703	$—	$146,654
Intercompany payables - current	—	255,715	—	(255,715)	—
Other current liabilities	9,327	29,120	1,987	—	40,434

Total current liabilities	9,604	430,509	2,690	(255,715)	187,088
Long term debt, net of current maturities	417,376	172	48,658	—	466,206
Intercompany payables - noncurrent	—	250,000	—	(250,000)	—
Other noncurrent liabilities	—	7,552	—	—	7,552

Total liabilities	426,980	688,233	51,348	(505,715)	660,846

Minority interest	—	—	1,828	—	1,828
Total stockholder's equity	78,290	—	9,807	(9,807)	78,290

Total liabilities and stockholder's equity	$505,270	$688,233	$62,983	$(515,522)	$740,964

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net sales	$—	$817,896	$8,860	$(4,761)	$821,995
Cost and expenses:
Cost of materials sold	—	675,848	6	(1,623)	674,231
Processing, distribution and selling, general and administrative expenses	5,339	82,254	3,479	(3,138)	87,934
Depreciation and amortization	3	5,249	465	—	5,717

Total operating costs and expenses	5,342	763,351	3,950	(4,761)	767,882

Operating (loss) income	(5,342)	54,545	4,910	—	54,113
Interest (income) expense	(2,346)	21,898	1,602	—	21,154
Income from equity investments	(22,016)	(2,376)	(1,139)	24,392	(1,139)

Income before minority interest and income tax expense	19,020	35,023	4,447	(24,392)	34,098
Minority interest	—	—	1,114	579	1,693

Income before income tax expense	19,020	35,023	3,333	(24,971)	32,405
Income tax expense	(1,049)	13,007	378	—	12,336

Net income	$20,069	$22,016	$2,955	$(24,971)	$20,069

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net income	$20,069	$22,016	$2,955	$(24,971)	$20,069
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3	5,249	465	—	5,717
Amortization of deferred financing costs	555	—	32	—	587
Provision for bad debts	—	427	—	—	427
Deferred income taxes	(145)	1,797	—	—	1,652
Gain (loss) on disposal of fixed assets	—	(517)	—	—	(517)
Minority interests	—	—	1,114	579	1,693
Income from equity investments	(22,016)	(2,376)	(1,139)	24,392	(1,139)
Dividends received from equity investments	—	630	—	—	630
Decrease (increase) in
Accounts receivable	—	(18,732)	(446)	—	(19,178)
Receivables from/payables to affiliates	1,630	845	(2,192)	—	283
Inventories	—	17,034	—	—	17,034
Other assets	(61)	5,483	(1,326)	—	4,096
Increase (decrease) in
Payables	277	2,334	2,449	—	5,060
Accruals	11,156	(29,912)	2,923	—	(15,833)

Net cash provided by operating activities	11,468	4,278	4,835	—	20,581

Cash flows from investing activities
Increase in restricted cash	—	—	(1,164)	—	(1,164)
Purchases of property, plant and equipment	(3)	(8,160)	(108)	—	(8,271)
Proceeds from disposals of property, plant and equipment	—	1,084	—	—	1,084
Acquisition of MSC, net of cash acquired	(5,300)	—	—	—	(5,300)

Net cash used in investing activities	(5,303)	(7,076)	(1,272)	—	(13,651)

Cash flows from financing activities
Net proceeds (repayment) on revolving credit facility	3,035	—	—	—	3,035
Other long-term debt	—	122	(399)	—	(277)
Dividend paid to minority interest holders	—	—	(833)	—	(833)
Deferred financing costs	(712)	—	23	—	(689)
Dividends received from subsidiaries	—	1,497	—	(1,497)	—
Dividends paid to parent	—	—	(1,497)	1,497	—
Dividends paid to stockholder	(8,488)	—	—	—	(8,488)

Net cash (used in) provided by financing activities	(6,165)	1,619	(2,706)	—	(7,252)

Net (decrease) increase in cash and cash equivalents	—	(1,179)	857	—	(322)
Cash and cash equivalents at beginning of period	—	2,743	458	—	3,201

Cash and cash equivalents at end of period	$—	$1,564	$1,315	$—	$2,879

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(dollars in thousands)

Note 15. Recent Accounting Pronouncements

In June 2006, Emerging Issues Task Force Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), or EITF 06-3, was issued. It requires disclosure of the presentation of taxes on either a gross (included in net sales and costs) or a net (excluded from revenue) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The application of this Statement relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion and clarifies that the exchange price is the price in an orderly transaction between market participants. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability. SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company is in the process of evaluating what, if any, impact the adoption of SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to measure financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company is in the process of evaluating what, if any, effect adoption of SFAS 159 may have on its financial statements when SFAS 159 is adopted effective January 1, 2008.

Note 16. PNAG Holding Initial Public Offering

On April 30, 2007, PNAG Holding, our indirect parent, filed a registration statement with the SEC relating to a proposed initial public offering of its common stock and subsequently filed amendments nos. 1, 2 and 3 to the initial registration statement on June 13, 2007, July 6, 2007 and August 24, 2007, respectively.

Simultaneous with the consummation of PNAG Holding’s planned initial public offering, PNAG Holding will transfer the stock of Travel Main by way of dividend to a newly created parent LLC of PNAG Holding, which will be wholly owned by Platinum. The transfer will occur because ownership of real estate assets is not a core business of PNA and its stockholders, therefore, desire to keep the real estate assets separate from the operations of PNA. While the transaction is not expected to result in pre-tax book gain or loss, the Company expects the transfer will result in a gain for tax return purposes resulting in a tax liability payable in cash by the Company of approximately $8,400. Travel Main’s subsidiaries will also record a deferred tax asset of $8,400 as they will receive the future benefit of the increase in the tax basis of the assets transferred. In accordance with Financial Accounting Standards Board Interpretation No. 46(R), the Company will hold an implicit variable interest in Travel Main’s subsidiaries and will be the primary beneficiary of these variable interest entities. Accordingly, the combined financial statements of Travel Main’s subsidiaries will be consolidated into the Company’s consolidated financial statements. Thus, while PNA will not receive any future benefit of the deferred tax asset of $8,400, it will present the deferred tax asset on its consolidated balance sheet as a result of consolidating Travel Main’s subsidiaries.

Also in connection with the initial public offering, Platinum intends to amend the Corporate Advisory Services Agreement (see Note 10, Related Parties) pursuant to which PNA will pay Platinum Advisors an agreed-upon amount as consideration for terminating the monitoring fee payable thereunder.

PNA GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of PNA Group, Inc. and subsidiaries should be read in conjunction with the unaudited condensed consolidated financial statements and the related Notes as of and for the three and six months ended June 30, 2007 attached hereto, and with the December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4. The numbers below are expressed in thousands, unless the content provides otherwise. As used in this Quarterly Report, unless the context indicates otherwise, the “Company,” “PNA”, “we,” “our” and “us” are used to indicate PNA Group, Inc.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. See “Risk Factors” in the Company’s Registration Statement on Form S-4 for further description of these risks and uncertainties. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf. In particular, the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe” and similar expressions are intended to identify forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, you should not consider the inclusion of forward-looking statements in this Quarterly Report to be a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Overview, Acquisitions and Recent Events/Industry Trends

We are a leading national steel service center group that distributes steel products and provides value-added steel processing services to customers across a diversified group of industries, including the non-residential construction, machinery and equipment manufacturing, oil and gas, telecommunications and utilities markets. The Company was acquired by PNAG Holding, an affiliate of Platinum Equity Capital Partners, from its former owner, Preussag North America, Inc. on May 9, 2006 for cash consideration of $261.6 million, refinancing of existing indebtedness of $88.0 million, a $12.0 million seller note and other consideration and costs of $3.8 million.

We distribute and perform value-added processing services for our customers on a variety of steel products including a full line of structural and long products, plate, flat rolled coil, tubulars and sheet. Using sophisticated inventory and distribution information systems developed specifically for the steel service center industry, we provide just-in-time delivery to many of our customers, which enables them to better manage their working capital costs. Our steel service center facilities are strategically located in high density or high population growth areas in the United States, which puts us in a position to take advantage of growing markets and market trends.

We intend to opportunistically pursue strategic acquisitions that will increase our scale, grow our market share of value-added products and expand our business. For example, effective May 31, 2006 the Company completed the acquisition of Metals Supply Company, Ltd. (“MSC”) pursuant to which PNA acquired all of the outstanding partnership interests of Metals Supply Company, Ltd. and Clinton & Lockwood, Ltd. (an affiliate of MSC) for cash consideration of approximately $33.3 million and refinanced approximately $20.8 million of MSC’s then existing indebtedness as well as $5.3 million in deferred consideration which was paid to the former owner on May 31, 2007. MSC is a leading structural steel service center and distributor in the Gulf Coast region of the United States with two facilities located in Texas. MSC distributes and sells a wide array of wide flange beams, as well as plate, pipe, structural tubing, merchant bar, pre-galvanized structural beams, bar grating, and floor plate. MSC also exports steel to Latin America, the Middle East and Southeast Asia. The acquisition of MSC allowed us to increase our market share in a growing geographic region as well as expand our product offering. With the acquisition of MSC, we now operate 21 metal processing centers nationally, as well as manage five joint ventures, that operate a total of seven service centers.

PNA GROUP, INC.

As a result of the purchase of PNA by PNAG Holding on May 9, 2006, the results of operations for the periods April 1, 2006 to May 9, 2006 and January 1, 2006 to May 9, 2006 are represented by the Predecessor Company balances and results of operations of PNA for the period May 10, 2006 to June 30, 2006 and the three and six months ended June 30, 2007 are represented by the Successor Company balances for purposes of the accompanying condensed consolidated financial statements. As a result of the application of purchase accounting, the Predecessor Company balances and amounts presented in the financial statements and footnotes are not comparable with those of the Successor Company. In addition, as a result of the acquisition of MSC on May 31, 2006, the results of operations for the period May 10, 2006 to June 30, 2006 and the three and six months ended June 30, 2007 include the operations of MSC while the results of operations for the periods April 1, 2006 to May 9, 2006 and January 1, 2006 to May 9, 2006 do not include MSC.

As discussed in the section of the Company’s Registration Statement on Form S-4 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events/Industry Trends”, in general, constrained supplies and increasing demand for steel in the world markets have resulted in an environment of increasing prices over the past several years. It is difficult to predict or determine with any certainty whether steel prices will decline or increase.

Critical Accounting Policies

The Company’s critical accounting policies are those estimates, assumptions and judgments involved in the accounting policies that have the greatest potential impact on our financial statements. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in the Registration Statement on Form S-4. The Company has not made any significant changes in its critical accounting policies from those disclosed in the section of the Company’s Registration Statement on Form S-4 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

PNA GROUP, INC.

Results of Operations

Three and Six Months Ended June 30, 2006 Successor and Predecessor Company Results – Combined Non-GAAP

The following tables present our combined results of operations, consolidated and by segment, for the three and six months ended June 30, 2006. For purposes of arriving at our results for the three months ended June 30, 2006, we combined the Company’s results for the period May 10, 2006 to June 30, 2006, the Successor company period, and the Company’s results for the period April 1, 2006 to May 9, 2006, the Predecessor company period. For purposes of arriving at our results for the six months ended June 30, 2006, we combined the Company’s results for the period May 10, 2006 to June 30, 2006, the Successor company period, and the Company’s results for the period January 1, 2006 to May 9, 2006, the Predecessor company period.

Accounting principles generally accepted in the United States of America, or GAAP, do not allow for such combination of Predecessor and Successor financial results and this approach yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the date of the Platinum Acquisition. We believe the combined results provide the most meaningful way to comment on our results of operations for the three and six months ended June 30, 2006 compared to the same periods in the following year because discussion of a partial period consisting of the period from May 10, 2006 to June 30, 2006 compared to the three and six months ended June 30, 2007 would not be meaningful. The combined information is the result of merely adding the Successor and Predecessor columns and does not include any pro forma assumptions or adjustments.

The table below presents our results of operations for the periods from April 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to June 30, 2006 (Successor) and the combination of the results of these periods (in thousands).

	Predecessor April 1 to May 9, 2006	Successor May 10 to June 30, 2006	Combined Predecessor/ Successor Non-GAAP Three Months Ended June 30, 2006
Net sales	$148,296	$241,332	$389,628
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	117,757	196,396	314,153
Processing	5,453	5,275	10,728
Distribution	875	2,979	3,854
Selling, general and administrative	15,353	18,373	33,726
Amortization of intangibles	—	710	710
Depreciation	886	1,160	2,046

Total operating costs and expenses	140,324	224,893	365,217

Operating income	7,972	16,439	24,411
Interest expense	759	3,820	4,579
Income from equity investments	(206)	(287)	(493)

Income before minority interest and income tax expense	7,419	12,906	20,325
Minority interest	262	428	690

Income before income tax expense	7,157	12,478	19,635
Income tax expense	2,779	5,033	7,812

Net income	$4,378	$7,445	$11,823

PNA GROUP, INC.

The table below presents our results of operations for the periods from January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to June 30, 2006 (Successor) and the combination of the results of these periods (in thousands).

	Predecessor January 1 to May 9, 2006	Successor May 10 to June 30, 2006	Combined Predecessor/ Successor Non-GAAP Six Months Ended June 30, 2006
Net sales	$487,190	$241,332	$728,522
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	401,612	196,396	598,008
Processing	11,985	5,275	17,260
Distribution	6,395	2,979	9,374
Selling, general and administrative	35,393	18,373	53,766
Amortization of intangibles	—	710	710
Depreciation	3,262	1,160	4,422

Total operating costs and expenses	458,647	224,893	683,540

Operating income	28,543	16,439	44,982
Interest expense	1,375	3,820	5,195
Income from equity investments	(770)	(287)	(1,057)

Income before minority interest and income tax expense	27,938	12,906	40,844
Minority interest	788	428	1,216

Income before income tax expense	27,150	12,478	39,628
Income tax expense	10,146	5,033	15,179

Net income	$17,004	$7,445	$24,449

PNA GROUP, INC.

The tables below present our results of operations on a consolidated basis and by segment for the periods from April 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to June 30, 2006 (Successor) and the combination of the results of these periods (dollars and tonnage in thousands). The combined information is the result of merely adding the Successor Company and Predecessor Company amounts and does not include any pro forma assumptions or adjustments.

Predecessor Company Period from April 1 to May 9, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$92,652	$55,644	$—	$148,296
Cost and expenses:
Cost of materials sold	70,077	47,680	—	117,757
Processing, distribution and S,G&A costs	12,204	5,398	4,079	21,681
Depreciation and amortization	277	608	1	886

Total operating costs and expenses	82,558	53,686	4,080	140,324

Operating income	$10,094	$1,958	$(4,080)	$7,972

Tons sold	118	69	—	187
Tons tolled	—	86	—	86

Tons shipped	118	155	—	273

Successor Company Period from May 10 to June 30, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$164,106	$77,226	$—	$241,332
Cost and expenses:
Cost of materials sold	131,232	65,164	—	196,396
Processing, distribution and S,G&A costs	15,587	10,699	341	26,627
Depreciation and amortization	1,324	464	82	1,870

Total operating costs and expenses	148,143	76,327	423	224,893

Operating income	$15,963	$899	$(423)	$16,439

Tons sold	189	100	—	289
Tons tolled	—	117	—	117

Tons shipped	189	217	—	406

Combined Predecessor/Successor Non-GAAP Three Months Ended June 30, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$256,758	$132,870	$—	$389,628
Cost and expenses:
Cost of materials sold	201,309	112,844	—	314,153
Processing, distribution and S,G&A costs	27,791	16,097	4,420	48,308
Depreciation and amortization	1,601	1,072	83	2,756

Total operating costs and expenses	230,701	130,013	4,503	365,217

Operating income	$26,057	$2,857	$(4,503)	$24,411

Tons sold	307	169	—	476
Tons tolled	—	203	—	203

Tons shipped	307	372	—	679

The tables below present our results of operations on a consolidated basis and by segment for the periods from January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to June 30, 2006 (Successor) and the combination of the results of these periods (dollars and tonnage in thousands). The combined information is the result of merely adding the Successor Company and Predecessor Company amounts and does not include any pro forma assumptions or adjustments.

PNA GROUP, INC.

Predecessor Company Period from January 1 to May 9, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$315,034	$172,156	$—	$487,190
Cost and expenses:
Cost of materials sold	253,790	147,822	—	401,612
Processing, distribution and S,G&A costs	30,962	18,080	4,731	53,773
Depreciation and amortization	1,293	1,967	2	3,262

Total operating costs and expenses	286,045	167,869	4,733	458,647

Operating income	$28,989	$4,287	$(4,733)	$28,543

Tons sold	373	228	—	601
Tons tolled	—	271	—	271

Tons shipped	373	499	—	872

Successor Company Period from May 10 to June 30, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$164,106	$77,226	$—	$241,332
Cost and expenses:
Cost of materials sold	131,232	65,164	—	196,396
Processing, distribution and S,G&A costs	15,587	10,699	341	26,627
Depreciation and amortization	1,324	464	82	1,870

Total operating costs and expenses	148,143	76,327	423	224,893

Operating income	$15,963	$899	$(423)	$16,439

Tons sold	189	100	—	289
Tons tolled	—	117	—	117

Tons shipped	189	217	—	406

Combined Predecessor/Successor Non-GAAP Six Months Ended June 30, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$479,140	$249,382	$—	$728,522
Cost and expenses:
Cost of materials sold	385,022	212,986	—	598,008
Processing, distribution and S,G&A costs	46,549	28,779	5,072	80,400
Depreciation and amortization	2,617	2,431	84	5,132

Total operating costs and expenses	434,188	244,196	5,156	683,540

Operating income	$44,952	$5,186	$(5,156)	$44,982

Tons sold	562	328	—	890
Tons tolled	—	388	—	388

Tons shipped	562	716	—	1,278

PNA GROUP, INC.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007

The table below presents our results of operations for the three months ended June 30, 2006 (Combined) and the three months ended June 30, 2007 (Successor).

(in thousands, except average realized price per ton)	Combined Predecessor/ Successor Non-GAAP Three Months Ended June 30, 2006	% of Net Sales	Successor Three Months Ended June 30, 2007	% of Net Sales
Net sales	$389,628		$414,673
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	314,153	80.5%	338,695	81.7%
Processing	10,728	2.8%	8,148	2.0%
Distribution	3,854	1.0%	5,790	1.4%
Selling, general and administrative (S,G & A)	33,726	8.7%	31,646	7.6%
Amortization of intangibles	710	0.2%	1,359	0.3%
Depreciation	2,046	0.5%	1,387	0.3%

Total operating costs and expenses	365,217	93.7%	387,025	93.3%

Operating income	24,411	6.3%	27,648	6.7%
Interest expense, net	4,579	1.2%	10,467	2.5%
Income from equity investments	(493)	-0.1%	(686)	-0.2%

Income before minority interest and income tax expense	20,325	5.2%	17,867	4.3%
Minority interest	690	0.2%	822	0.2%

Income before income tax expense	19,635	5.0%	17,045	4.1%
Income tax expense	7,812	2.0%	6,416	1.5%

Net income	$11,823	3.0%	$10,629	2.6%

Tons sold	476		475
Tons tolled	203		167

Tons shipped	679		642

Average realized price per ton	$804		$861

Net sales. Net sales including tolling income increased $25.1 million, or 6.4%, from $389.6 million for the three months ended June 30, 2006 to $414.7 million for three months ended June 30, 2007. Of the increase, $33.6 million related to incremental sales in 2007 of MSC which was acquired May 31, 2006. The remainder was primarily due to an increase in average realized prices of 7.6% offset by a decrease in volumes sold of 8.9% and a decrease in volumes tolled of 17.7%.

Cost of materials sold. Cost of materials sold increased $24.5 million, or 7.8%, from $314.2 million for the three months ended June 30, 2006 to $338.7 million for the three months ended June 30, 2007. Of the increase, $28.5 million related to incremental cost of materials sold in 2007 of MSC which was acquired May 31, 2006. The remainder was primarily due to a 7.2% increase in average cost per ton of product purchased offset by a decrease in volumes sold of 8.9%.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses decreased by $2.7 million, or 5.6%, from $48.3 million for the three months ended June 30, 2006 to $45.6 million for the three months ended June 30, 2007. The decrease was due primarily to transaction bonuses of $3.9 million in 2006 that were not incurred in 2007 and a reduction in monitoring fees (payable to Platinum pursuant to the Corporate Advisory Services Agreement) from $2.5 million for the three months ended June 30, 2006 compared to $1.3 million for the three months ended June 30, 2007. Offsetting these reductions were the increase in expenses of $2.3 million for MSC which was acquired May 31, 2006.

PNA GROUP, INC.

Amortization and depreciation. Amortization of intangibles increased $0.7 million from $0.7 million for the three months ended June 30, 2006 to $1.4 million for the three months ended June 30, 2007. Amortization of intangibles is related to the acquisitions of PNA and MSC, both of which were completed in May 2006. Therefore, for the three months ended June 30, 2006 there is approximately one and a half months of amortization expense recorded as compared to three months of amortization expense recorded for the three months ended June 30, 2007. Depreciation expense decreased $0.6 million from $2.0 million for the three months ended June 30, 2006 to $1.4 million for the three months ended June 30, 2007. The decrease was related primarily to the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation subsequent to the acquisition.

Interest expense. Interest expense increased $5.9 million from $4.6 million for the three months ended June 30, 2006 to $10.5 million for the three months ended June 30, 2007 primarily due to: (a) the $250.0 million unsecured Senior Notes, which were issued principally to finance the acquisitions of PNA and MSC, and (b) the $49.9 million in mortgage loans at Travel Main’s subsidiaries.

Income tax expense. Income tax expense decreased from $7.8 million for the three months ended June 30, 2006 to $6.4 million for the three months ended June 30, 2007. Income tax expense represented 39.8% and 37.6% of income before income tax expense for the three months ended June 30, 2006 and 2007, respectively. The reduction in the effective rate was due primarily to a variance in the blended state tax rate, namely a greater portion of the Company’s profits in the current period were generated in Texas which there are no state taxes.

Results by Segment — Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007

Long Products and Plate Segment

The table below presents our results of operations for our Long Products and Plate Segment for the three months ended June 30, 2006 (Combined) and the three months ended June 30, 2007 (Successor) (dollars and tonnage in thousands).

	Combined Predecessor/ Successor Non-GAAP Three Months Ended June 30, 2006	% of Net Sales	Successor Three Months Ended June 30, 2007	% of Net Sales
Net sales	$256,758		$300,652
Cost and expenses:
Cost of materials sold (exclusive of items shown below) .	201,309	78.4%	240,959	80.1%
Processing, distribution and S,G&A costs	27,791	10.8%	30,607	10.2%
Depreciation and amortization	1,601	0.6%	2,094	0.7%

Total operating costs and expenses	230,701	89.9%	273,660	91.0%

Operating income	$26,057	10.1%	$26,992	9.0%

Tons sold	307		328
Tons tolled	—		—

Tons shipped	307		328

Net sales. Net sales increased $43.9 million, or 17.1%, from $256.8 million for the three months ended June 30, 2006 to $300.7 million for the three months ended June 30, 2007. Of the increase, $33.6 million related to incremental sales in 2007 of MSC which was acquired May 31, 2006. The remainder of the increase was primarily due to an increase in average realized prices of 8.7% offset by a reduction in volumes sold of 6.7%.

PNA GROUP, INC.

Cost of materials sold. Cost of materials sold increased $39.7 million, or 19.7%, from $201.3 million for the three months ended June 30, 2006 to $241.0 million for the three months ended June 30, 2007. Of the increase, $28.5 million related to incremental cost of materials sold in 2007 of MSC which was acquired May 31, 2006. The remainder of the increase was primarily due to a 7.8% increase in average cost per ton of product purchased offset by a decrease in volumes sold of 6.7%.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $2.8 million, or 10.1%, from $27.8 million for the three months ended June 30, 2006 to $30.6 million for the three months ended June 30, 2007. Of the increase, $2.3 million was due to the addition of MSC which was acquired May 31, 2006.

Amortization and depreciation. Depreciation and amortization expense increased $0.5 million from $1.6 million for the three months ended June 30, 2006 to $2.1 million for the three months ended June 30, 2007. Amortization of intangibles increased $0.8 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to the acquisitions of PNA and MSC, both completed in May 2006. Therefore, for the three months ended June 30, 2006 there is approximately one and a half months of amortization expense recorded as compared to three months of amortization expense recorded for the three months ended June 30, 2007. The increase in amortization expense was offset by a decrease in depreciation of $0.3 million related primarily to the acquisition of PNA in May 2006 in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation subsequent to the acquisition.

Flat Rolled Segment

The table below presents our results of operations for the three months ended June 30, 2006 (Combined) and the three months ended June 30, 2007 (Successor) (dollars and tonnage in thousands).

	Combined Predecessor/ Successor Non-GAAP Three Months Ended June 30, 2006	% of Net Sales	Successor Three Months Ended June 30, 2007	% of Net Sales
Net sales	$132,870		$114,021
Cost and expenses:
Cost of materials sold (exclusive of items shown below) .	112,844	84.9%	97,736	85.7%
Processing, distribution and S,G&A costs	16,097	12.1%	11,879	10.4%
Depreciation and amortization	1,072	0.8%	508	0.4%

Total operating costs and expenses	130,013	97.8%	110,123	96.6%

Operating income	$2,857	2.2%	$3,898	3.4%

Tons sold	169		146
Tons tolled	203		167

Tons shipped	372		313

Net sales. Net sales including tolling income decreased $18.9 million, or 14.2%, from $132.9 million for the three months ended June 30, 2006 to $114.0 million for the three months ended June 30, 2007. The decrease was primarily related to a 13.6% decline in volumes sold, a portion of which was due to the closure of the Cleveland location in July 2006, and a 17.7% decrease in tolled volumes, which were partially offset by a 4.9% increase in average realized price per ton.

Cost of materials sold. Cost of materials sold decreased $15.1 million, or 13.4%, from $112.8 million for the three months ended June 30, 2006 to $97.7 million for the three months ended June 30, 2007. The decrease was primarily related to a 13.6% decline in volumes sold, a portion of which was due to the closure of the Cleveland location in July 2006, offset by an increase in the average cost per ton of 6.2%.

PNA GROUP, INC.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses decreased by $4.2 million, or 26.1%, from $16.1 million for the three months ended June 30, 2006 to $11.9 million for the three months ended June 30, 2007. A portion of the decrease is due to the effect of closing the Cleveland location of $0.8 million, a decrease in pension related costs of $0.3 million principally related to curtailment of the Feralloy plan and a decrease in bonus accruals of $0.7 million. The remainder of the decrease was due to decreases in processing and distribution costs resulting from decreases in tons of product shipped.

Amortization and depreciation. Depreciation decreased primarily due to the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation in 2007 compared to 2006.

Corporate and Other

This category reflects administrative costs and expenses management has not allocated to its reportable segments. These costs include compensation for executive officers and support staff, professional fees for audit, tax and legal services, consulting fees and travel and entertaining.

Corporate expenses decreased $1.3 million, or 28.9%, from $4.5 million for the three months ended June 30, 2006 to $3.2 million for the three months ended June 30, 2007 related primarily to $3.9 million in non-recurring transaction bonuses incurred in 2006. This decrease in expenses was offset by incremental costs incurred in 2007 including increased personnel costs of $0.8 million, increased professional fees of $0.4 million, $0.7 million provision for the management participation plan and $0.5 million in expenses related to Sarbanes-Oxley external consulting services.

PNA GROUP, INC.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007

The table below presents our results of operations for the six months ended June 30, 2006 (Combined) and the six months ended June 30, 2007 (Successor).

(in thousands, except average realized price per ton)	Combined Predecessor/ Successor Non-GAAP Six Months Ended June 30, 2006	% of Net Sales	Successor Six Months Ended June 30, 2007	% of Net Sales
Net sales	$728,522		$821,995
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	598,008	82.0%	674,231	82.0%
Processing	17,260	2.4%	16,285	2.0%
Distribution	9,374	1.3%	11,381	1.4%
Selling, general and administrative (S,G & A)	53,766	7.4%	60,268	7.3%
Amortization of intangibles	710	0.1%	2,750	0.3%
Depreciation	4,422	0.6%	2,967	0.4%

Total operating costs and expenses	683,540	93.8%	767,882	93.4%

Operating income	44,982	6.2%	54,113	6.6%
Interest expense, net	5,195	0.7%	21,154	2.6%
Income from equity investments	(1,057)	-0.1%	(1,139)	-0.1%

Income before minority interest and income tax expense	40,844	5.6%	34,098	4.1%
Minority interest	1,216	0.2%	1,693	0.2%

Income before income tax expense	39,628	5.4%	32,405	3.9%
Income tax expense	15,179	2.1%	12,336	1.5%

Net income	$24,449	3.4%	$20,069	2.4%

Tons sold	890		950
Tons tolled	388		327

Tons shipped	1,278		1,277

Average realized price per ton	$804		$853

Net sales. Net sales including tolling income increased $93.5 million, or 12.8%, from $728.5 million for the six months ended June 30, 2006 to $822.0 million for six months ended June 30, 2007. Of the increase, $78.4 million related to incremental sales in 2007 of MSC which was acquired May 31, 2006. The remainder of the increase was primarily due to an increase in average realized prices of 6.4% offset by a decrease in volumes sold of 3.8% and a decrease in volumes tolled of 15.7%.

Cost of materials sold. Cost of materials sold increased $76.2 million, or 12.7%, from $598.0 million for the six months ended June 30, 2006 to $674.2 million for the six months ended June 30, 2007. Of the increase, $65.4 million related to incremental cost of materials sold in 2007 of MSC which was acquired May 31, 2006. The remainder of the increase was primarily due to a 5.3% increase in average cost per ton of product purchased offset by a decrease in volumes sold of 3.8%.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $7.5 million, or 9.3%, from $80.4 million for the six months ended June 30, 2006 to $87.9 million for the six months ended June 30, 2007. Of the increase, $5.5 million was due to the addition of MSC which was acquired May 31, 2006. Increases in selling, general and administrative costs were due to an increase in certain corporate expenses in 2007 not previously incurred related primarily to an increase in personnel costs of $1.8 million, audit and other professional fees of $1.1 million, and $0.5 million in expenses related to Sarbanes-Oxley external consulting services. In addition to these increases in corporate expenses, the

PNA GROUP, INC.

Company provided for $3.3 million in participation plan expense in 2007 that was not incurred in 2006. These increases were partially offset by $3.9 million in non-recurring transaction bonuses incurred in 2006. The remainder of the decrease is primarily due to decreases in volume of tons of product shipped in our Flat Rolled segment Virtually all the steel sold by the Flat Rolled segment receives processing as compared to less than 30% of steel sold by the Long Products and Plate segment. Thus, while the total volume of steel shipped by the Company remained relatively constant for the six months ended June 30, 2006 compared to the six months ended June 30, 2007, the decrease in volume at the Flat Rolled segment had a more significant impact on processing costs than the increase in volume at the Long Products and Plate segment.

Amortization and depreciation. Amortization of intangibles increased $2.1 million from $0.7 million for the six months ended June 30, 2006 to $2.8 million for the six months ended June 30, 2007. Amortization of intangibles is related to the acquisitions of PNA and MSC, both of which were completed in May 2006. Therefore, for the six months ended June 30, 2006 there is approximately one and a half months of amortization expense recorded as compared to six months of amortization expense recorded for the six months ended June 30, 2007. Depreciation expense decreased $1.4 million from $4.4 million for the six months ended June 30, 2006 to $3.0 million for the six months ended June 30, 2007. The decrease was related primarily to the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation subsequent to the acquisition.

Interest expense. Interest expense increased $15.9 million from $5.2 million for the six months ended June 30, 2006 to $21.1 million for the six months ended June 30, 2007 primarily due to: (a) the $250.0 million unsecured Senior Notes, which were issued principally to finance the acquisitions of PNA and MSC and (b) $49.9 million in mortgage loans at Travel Main’s subsidiaries.

Income tax expense. Income tax expense decreased from $15.2 million for the six months ended June 30, 2006 to $12.3 million for the six months ended June 30, 2007. Income tax expense represented 38.3% and 38.1% of income before income tax expense for the six months ended June 30, 2006 and 2007, respectively.

Results by Segment— Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007

Long Products and Plate Segment

The table below presents our results of operations for our Long Products and Plate Segment for the six months ended June 30, 2006 (Combined) and the six months ended June 30, 2007 (Successor) (dollars and tonnage in thousands).

	Combined Predecessor/ Successor Non-GAAP Six Months Ended June 30, 2006	% of Net Sales	Successor Six Months Ended June 30, 2007	% of Net Sales
Net sales	$479,140		$597,358
Cost and expenses:
Cost of materials sold (exclusive of items shown below) .	385,022	80.4%	482,275	80.7%
Processing, distribution and S,G&A costs	46,549	9.7%	58,988	9.9%
Depreciation and amortization	2,617	0.5%	4,229	0.7%

Total operating costs and expenses	434,188	90.6%	545,492	91.3%

Operating income	$44,952	9.4%	$51,865	8.7%

Tons sold	562		662
Tons tolled	—		—

Tons shipped	562		662

PNA GROUP, INC.

Net sales. Net sales increased $118.3 million, or 24.7%, from $479.1 million for the six months ended June 30, 2006 to $597.4 million for the six months ended June 30, 2007. Of the increase, $78.4 million related to incremental sales in 2007 of MSC which was acquired May 31, 2006. The remainder of the increase was primarily due to an increase in average realized prices of 7.3% and an increase in volumes sold of 1.2%.

Cost of materials sold. Cost of materials sold increased $97.3 million, or 25.3%, from $385.0 million for the six months ended June 30, 2006 to $482.3 million for the six months ended June 30, 2007. Of the increase, $65.4 million related to incremental cost of materials sold in 2007 of MSC which was acquired May 31, 2006. The remainder of the increase was primarily due to a 4.5% increase in average cost per ton of product purchased and increase in volumes sold of 1.2%.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $12.5 million, or 26.9%, from $46.5 million for the six months ended June 30, 2006 to $59.0 million for the six months ended June 30, 2007. Of the increase, $5.5 million was due to the addition of MSC which was acquired May 31, 2006. Increases in selling, general and administrative costs were partially due to the provision for the management participation plan of $1.7 million and partially due to $1.5 million of additional operating costs incurred at the new Morgan City facility opened in August 2006. The remainder of the increase was due to increases in processing and distribution costs resulting from increases in tons of product sold.

Amortization and depreciation. Depreciation and amortization expense increased $1.6 million from $2.6 million for the six months ended June 30, 2006 to $4.2 million for the six months ended June 30, 2007. Amortization of intangibles increased $2.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to the acquisitions of PNA and MSC, both completed in May 2006. Therefore, for the six months ended June 30, 2006 there is approximately one and a half months of amortization expense recorded as compared to six months of amortization expense recorded for the six months ended June 30, 2007. The increase in amortization expense was offset by a decrease in depreciation of $0.5 million related primarily to the acquisition of PNA in May 2006 in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation subsequent to the acquisition.

Flat Rolled Segment

The table below presents our results of operations for the six months ended June 30, 2006 (Predecessor) and the six months ended June 30, 2007 (Successor) (dollars and tonnage in thousands).

	Combined Predecessor/ Successor Non-GAAP Six Months Ended June 30, 2006	% of Net Sales	Successor Six Months Ended June 30, 2007	% of Net Sales
Net sales	$249,382		$224,637
Cost and expenses:
Cost of materials sold (exclusive of items shown below) .	212,986	85.4%	191,956	85.5%
Processing, distribution and S,G&A costs	28,779	11.5%	23,340	10.4%
Depreciation and amortization	2,431	1.0%	1,198	0.5%

Total operating costs and expenses	244,196	97.9%	216,494	96.4%

Operating income	$5,186	2.1%	$8,143	3.6%

Tons sold	328		288
Tons tolled	388		327

Tons shipped	716		615

PNA GROUP, INC.

Net sales. Net sales including tolling income decreased $24.8 million, or 9.9%, from $249.4 million for the six months ended June 30, 2006 to $224.6 million for the six months ended June 30, 2007. The decrease was primarily related to a 12.2% decline in volumes sold, a portion of which was due to the closure of the Cleveland location in July 2006, and a 15.7% decrease in tolled volumes, which were partially offset by a 2.6% increase in average realized price per ton.

Cost of materials sold. Cost of materials sold decreased $21.0 million, or 9.9%, from $213.0 million for the six months ended June 30, 2006 to $192.0 million for the six months ended June 30, 2007. The decrease was primarily related to a 12.2% decline in volumes sold, a portion of which was due to the closure of the Cleveland location in July 2006, offset by an increase in the average cost per ton of 6.0%.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses decreased by $5.5 million, or 19.1%, from $28.8 million for the six months ended June 30, 2006 to $23.3 million for the six months ended June 30, 2007. The decrease is primarily due to a decrease in pension related costs of $1.3 million principally related to curtailment of the Feralloy plans and the effect of closing the Cleveland location of $1.7 million. The remainder of the decrease was due to decreases in processing and distribution costs resulting from decreases in tons of product shipped.

Amortization and depreciation. Depreciation decreased primarily due to the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation in 2007 compared to 2006.

Corporate and Other

This category reflects administrative costs and expenses management has not allocated to its reportable segments. These costs include compensation for executive officers and support staff, professional fees for audit, tax and legal services, consulting fees and travel and entertaining.

Corporate expenses rose by $0.7 million, or 13.5%, from $5.2 million for the six months ended June 30, 2006 to $5.9 million for the six months ended June 30, 2007 related primarily to incremental costs incurred in 2007 including increased personnel costs of $1.8 million, increased professional fees of $1.1 million, $0.7 million provision for the management participation plan and $0.5 million in expenses related to Sarbanes-Oxley external consulting services. These increases were partially offset by $3.9 million in non-recurring transaction bonuses incurred in 2006.

PNA GROUP, INC.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under PNA’s revolving credit facility and our cash flow from operations. Under the terms of our revolving credit facility we may borrow up to 65% of eligible inventory and 85% of eligible trade receivables. As of June 30, 2007, we had $192.4 million of availability under the revolving credit facility. The following discussion of the principal sources and uses of cash should be read in conjunction with our condensed Consolidated Statements of Cash Flows for the periods from January 1, 2006 to May 9, 2006 and from May 10, 2006 to June 30, 2006 and six months ended June 30, 2007 included elsewhere in this Quarterly Report.

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our cost of materials sold as a percent of net sales tends to decrease and our working capital (which consists primarily of accounts receivable and inventory) tends to increase. Conversely, when metal prices fall, our cost of materials sold as a percent of net sales tends to increase and working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $425.8 million at December 31, 2006 to $439.1 million at June 30, 2007 primarily due to an increase in accounts receivable of $18.8 million (including the allowance for doubtful accounts) and decrease in other payables and income taxes payable of $9.7 million and $8.5 million, respectively. These increases in working capital items were offset by a decrease inventory of $17.0 million and an increase in accounts payables of $5.1 million. The increases in accounts receivable and accounts payable were primarily due to the higher level of net sales for the three months ended June 30, 2007 compared to the three months ended December 31, 2006. The payment of $5.3 million in deferred consideration payable and the payment of bonuses which resulted in a decrease in accrued bonuses of $3.1 million primarily accounted for the decrease in other payables. Income taxes payable decreased primarily due to the timing of payments at the end of fiscal year 2006 compared to payments made at June 30, 2007. Inventory levels in 2007 have declined in relation to levels on hand at the end of fiscal year 2006 due primarily to concerted efforts on the part of the Company to increase operating efficiencies and reduce inventory on hand. These efforts resulted in 37,000 fewer tons of product on hand at June 30, 2007 compared to December 31, 2006.

Changes in steel prices also affect our liquidity because of the time difference between our payment for raw materials and collection of cash from our customers. We tend to pay for replacement materials (which are more expensive when steel prices are rising) over a shorter period than the time it typically takes to collect our accounts receivable after the sale of our products. As a result, when metal prices are rising, we tend to draw more on PNA’s revolving credit facility to cover the cash flow cycle from material purchase to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities. When metal prices fall, we can replace our inventory at lower cost and, thus, generally do not need to access PNA’s revolving credit facility as much to cover the cash flow cycle. We believe our cash flow from operations, supplemented by the cash available under PNA’s revolving credit facility, will provide sufficient liquidity to meet the challenges and obligations we face during the current metal price environment.

We have recently implemented several expansion projects to increase capacity at certain of our facilities and we are in the planning phase of additional projects. We are in the planning phase of four additional expansion projects that are expected to increase our capacity beginning in 2008. We are confident that we will be able to finance such expansion projects in the future from operating cash flows, and if necessary, we expect to have borrowing capacity under PNA’s revolving credit agreement or to obtain other financing as needed to implement future planned projects.

During the periods from January 1, 2006 to May 9, 2006 and from May 10, 2006 to June 30, 2006, net cash used by operating activities was $23.1 million and $18.8 million, respectively, which, combined, total $41.9 million net cash used by operations for the six months ended June 30, 2006. Net income for the six months ended June 30, 2006 (Combined) totaled $24.4 million, of which $5.1 million related to non-cash depreciation and amortization charges. Therefore, the difference between net income plus depreciation and amortization and net cash used by operations for the six months ended June 30, 2006 was $71.4 million, which primarily related to cash used for increases in inventory of $75.7 million and accounts receivables of $38.5 million. Inventory levels increased due to a somewhat overstocked inventory position in 2006 caused by extended lead times from steel mills, growth of our operations in 2006 and increases in the market prices of steel over the prior year. Accounts receivable increased due to higher sales in the period and increased steel prices in 2006 compared to the prior year. Partially offsetting these were a decrease in other current assets of $11.7 million and increases in accounts payable and accruals of $30.7 million which were primarily the result of timing of certain payments as well as increases in sales levels and steel prices over prior periods.

PNA GROUP, INC.

Net cash used in investing activities was $2.5 million for the period from January 1, 2006 to May 9, 2006 related to purchases of property, plant and equipment. Net cash used in investing activities was $315.7 million for the period from May 10, 2006 to June 30, 2006 of which $53.7 million related to the acquisition of MSC and $261.6 million related to the acquisition of PNA.

During the six months ended June 30, 2007, net cash provided by operating activities was $20.6 million. Net income for the period was $20.0 million, of which $5.7 million related to non-cash depreciation and amortization charges. Therefore, the difference between net income plus depreciation and amortization and net cash used in operations for the six months ended June 30, 2007 was $5.1 million, which primarily related to an increase in accounts receivable of $19.2 million and decreases in accruals, income tax payable and accrued pension costs of $5.2 million, $9.6 million and $1.0 million, respectively. The changes in these working capital items were partially offset by decreases in inventory of $17.0 million and other assets of $4.1 million and an increase in accounts payable of $5.1 million. The increase in accounts receivable was primarily related to increased sales levels in the second quarter of 2007 compared to the fourth quarter of 2006. Inventory levels in 2007 have declined in relation to levels on hand at the end of fiscal year 2006 due primarily to concerted efforts on the part of the Company to increase operating efficiencies and reduce inventory on hand. These efforts resulted in 37,000 fewer tons of product on hand at June 30, 2007 compared to December 31, 2006. The change in accruals primarily relates to the payment of amounts owed to the formers owner of MSC totaling $5.3 million and the decrease in accrued pension costs is primarily related to the freezing of the SERP plan in the first quarter of 2007.

Net cash used in investing activities was $13.7 million for the six months ended June 30, 2007, of which $8.3 million related to purchases of property, plant and equipment and $5.3 million related to the payment of deferred consideration to the former owner of MSC.

Financing Activities

Net cash provided by financing activities was $24.8 million for the period from January 1, 2006 to May 9, 2006, primarily from term loan proceeds of $85.0 million offset by payments on the revolving credit facility of $54.5 million, $3.4 million in deferred financing costs incurred related to PNA’s senior secured credit facility and $2.0 million in dividends paid. Net cash provided by financing activities was $335.5 million for the period from May 10, 2006 to June 30, 2006, primarily from the net proceeds of borrowings under PNA’s revolving credit facility of $219.4 million, the issuance of $62.5 million in common stock to Platinum in connection with the Platinum Acquisition and loans from Platinum of $54.2 million which was used to finance the acquisition of MSC.

Net cash used in financing activities was $7.3 million for the six months ended June 30, 2007 which includes dividends totaling $8.5 million paid to PNA Intermediate and PNAG Holding, dividends paid to minority interest holders of $0.8 million and deferred financing costs incurred of $0.7 million offset by net proceeds on the revolving credit facility of $3.0 million.

Senior Notes. On August 15, 2006, the Company issued $250 million aggregate principal amount of its 10 3/4% Senior Notes due 2016 (the “Senior Notes” or “PNA Offering”). Interest on the Senior Notes accrues at a rate of 10 3/4% per year, payable semi-annually in cash in arrears on March 1 and September 1 of each year, the first payment being made March 1, 2007. The Senior Notes mature on September 1, 2016.

The indenture governing the Senior Notes contains restrictions on dividends payable by PNA to PNA Intermediate. These restrictions are based on our consolidated net income and other factors, although PNA may pay dividends not in excess of $15 million in the aggregate that are not subject to such restrictions. The restriction on payment of dividends by PNA to PNA Intermediate results in a restriction on our retained earnings. Approximately $36.4 million of PNA’s retained earnings were unrestricted, and therefore available for payment of dividends, as of June 30, 2007.

The Senior Notes include registration rights under a registration rights agreement whereby in the event PNA does not meet certain timetables for registering the Senior Notes with the SEC, PNA will be required to pay additional interest in certain circumstances. The registration rights agreement relating to the Senior Notes required that an initial registration statement be filed with the SEC within 270 days of issuance of the Senior Notes, and the registration statement must become effective within 390 days of issuance. PNA filed the initial registration statement on Form S-4 with the SEC on May 14, 2007 and subsequently filed amendment no. 1 and no. 2 on July 31, 2007 and August 8, 2007, respectively. The SEC declared the registration statement effective on August 9, 2007.

PNA GROUP, INC.

For further discussion of the Senior Notes, please see the section of the Company’s Registration Statement on Form S-4 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities.”

Senior Secured Credit Facilities. In connection with the Platinum Acquisition, on May 9, 2006 we amended and restated our senior secured credit agreement. Our senior secured credit facilities provide for senior secured financing of up to approximately $460 million, of which $85 million was a term loan facility that was permanently repaid with the proceeds of the PNA Offering. As of June 30, 2007, $167.4 million was outstanding under the revolving credit facility.

The interest rate per annum applicable to revolver loans made or outstanding as base rate loans is equal to the base rate in effect, and the interest rate per annum applicable to revolver loans made or outstanding as LIBOR loans is equal to the relevant adjusted LIBOR rate for the applicable interest period selected by us, in each case plus an applicable margin percentage.

On the first business day of each month we are required to pay each lender a commitment fee in respect of any unused commitments under the revolving loan facility.

Our senior secured credit facilities require, subject to certain conditions, that we comply with a consolidated fixed charge coverage test. In addition, our senior secured credit facilities include certain customary negative covenants and contain certain customary representations and warranties, affirmative covenants and events of default.

We believe that our cash flow from operations, together with borrowings under our revolving credit facility, will enable us to meet our liquidity requirements for at least the next twelve months.

For further discussion of the Senior Secured Credit Facilities, please see the section of the Company’s Registration Statement on Form S-4 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing Activities”.

Related Parties

PNA paid cash dividends of $2.0 million to Preussag North America, Inc. during the period January 1, 2006 to May 9, 2006. PNA paid cash dividends of $0.1 million to Platinum during the period May 10, 2006 to June 30, 2006. Dividends paid to our parent totaled $8.5 million during the six months ended June 30, 2007.

The Company paid Platinum $2.5 million during the period May 10, 2006 to June 30, 2006 and $1.3 million and $2.5 million during the three and six months ended June 30, 2007, respectively, related to its annual monitoring fee pursuant to the Corporate Advisory Services Agreement with Platinum.

Retirement Benefits and Compensation Plans

The Company has two noncontributory, defined benefit pension plans and a nonqualified, unfunded retirement plan (together, the “Plans”). Of the noncontributory, defined benefit pension plans, one covers substantially all Feralloy nonunion employees who have attained age 21 and the other covers all union employees at Feralloy’s Midwest, Southern and St. Louis divisions. Feralloy also has a nonqualified, unfunded retirement plan (the “Supplemental Executive Retirement Plan”, or “SERP”) to provide supplemental benefits to certain of its executive employees. To provide for the SERP, Feralloy purchased Company-owned life insurance contracts on the related employees.

Effective December 31, 2006, the Company adopted a change to freeze the benefits under the Company’s Non-Union Pension Plan, a defined benefit pension plan and instituted a new defined contribution plan effective January 1, 2007. On October 30, 2006, Feralloy’s Board of Directors authorized a change to freeze the benefits under its SERP.

Implementation of the changes to the SERP was effective March 1, 2007 to allow for appropriate notice to

PNA GROUP, INC.

affected employees and provide time necessary for essential actuarial studies and analysis with respect to the design change and preparation of operative documents. As a result, in accordance with Statement of Financial Accounting Standard No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a curtailment gain of $2.2 million in the fourth quarter of fiscal year 2006 related to freezing benefits of its Non-Union Pension Plan and $0.7 million during the six months ended June 30, 2007 related to freezing benefits of its SERP.

Effective May 17, 2007, we adopted a Participation Agreement for the purpose of providing incentive compensation to our key employees. The incentive compensation is awarded in the form of non-equity performance units, the value of which is related to the appreciation in our value. The performance units are payable to participants upon the occurrence of a “qualifying event” defined as (1) a sale of any of our common stock by Platinum (other than a sale to our affiliates), (2) the consummation of a public offering of our stock owned by Platinum or its affiliates or (3) the payment of cash dividends to Platinum by us (other than dividends arising out of or relating to any real estate owned by us or our subsidiaries as of the effective date of the Participation Plan). The participants initially vested 25% at the inception of the Participation Plan and vest an additional 25% each year over three years. Any vested amounts paid under the Participation Plan will be treated as compensation at the PNA level. The Participation Plan expires December 31, 2017, and all performance units terminate upon the termination or expiration of the Participation Plan. Subject to certain exceptions, upon a termination of employment, all performance units granted to a participant will be forfeited.

Commitments, Contingencies and Contractual Obligations

We are involved in several legal proceedings, claims and litigation arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding or claim will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

Subsequent to June 30, 2007, the Company determined that the quality of certain material it received primarily during the second quarter of fiscal year 2007 from steel traders dealing with certain foreign suppliers is inconsistent with the mill’s certification of the steel specifications that accompanied such material. The Company is currently in a dispute with such steel traders regarding the quality of specific orders of steel purchased from these suppliers. Management believes there may be limited ability to ultimately recover from the foreign suppliers to the extent that any valid claims are made against the Company for which the Company does not carry, or does not carry sufficient, insurance coverage. As the Company, consistent with industry practice, does not generally perform independent testing of the steel it receives from mills with mill certifications, we are currently evaluating the extent to which we may have received similarly non-conforming steel from foreign suppliers through various steel traders in prior periods. Management is not able at this time to determine what, if any, effect these events may have on the Company’s consolidated financial position or consolidated results of operations in the future.

We had purchase commitments of approximately $248.1 million for inventory at June 30, 2007. These commitments were made to assure the Company a normal supply of stock and, in management’s opinion, will be sold to obtain normal profit margins.

The consolidated group leases real estate, office space, data processing equipment, automobiles and trucks. Several of the leases require the lessee to pay taxes, maintenance and other operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2006, Emerging Issues Task Force Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), or EITF 06-3, was issued. EITF 06-3 requires disclosure of the presentation of taxes on either a gross (included in net sales and costs) or a net (excluded from revenue) basis as an accounting policy decision. The provisions of this standard are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

PNA GROUP, INC.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements, or SFAS 157, which establishes a framework for measuring fair value and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The application of this Statement relates to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition of fair value retains the exchange price notion and clarifies that the exchange price is the price in an orderly transaction between market participants. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability. SFAS 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company is in the process of evaluating what, if any, impact the adoption of SFAS 157 may have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to measure financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that select different measurement attributes for similar types of assets and liabilities. The Company is in the process of evaluating what, if any, effect adoption of SFAS 159 may have on its financial statements when SFAS 159 is adopted effective January 1, 2008.

PNA GROUP, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the past several years, the base price of carbon steel has fluctuated significantly. Declining prices could reduce our operating income levels which are lower than our historical levels. Higher levels of inventory at steel service centers and end-use customers could cause competitive pressures which could also compress operating income. Steel prices began increasing at the end of the third quarter of 2005 and remained relatively level during the fourth quarter of 2005 and the first quarter of 2006. Steel prices began increasing during the second quarter of 2006. While we have been successful in the past in passing on producers’ price increases and surcharges to our customers, there is no guarantee that we will be able to pass on price increases to our customers during 2007 and beyond. The possibility also exists that steel prices may decrease at some point during 2007 which could result in lower sales, gross margin and income.

We are exposed to the impact of interest rate changes and fluctuating steel prices. In September 2003 PNA entered into an interest rate swap agreement with its secured lender for a notional $75 million derivative that swapped the floating LIBOR rate on its senior secured credit facilities with a fixed rate. This interest rate swap agreement expired in September 2006 and was replaced with a three year fixed to floating rate notional $50 million derivative. The fair market value of the interest rate swap is the estimated amount that PNA would receive or pay to terminate the swap agreements at any point in time. We entered into three additional interest rate swap agreements for a total of $50 million in June 2006 for a 3 year period commencing October 1, 2006 with each of Bank of America, N.A., Wachovia and LaSalle. These agreements also reduce the impact of changes in interest rates on our floating rate debt. We have not entered into any steel commodity hedge transactions for speculative purposes or otherwise.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Material Weakness

In conjunction with the review of the consolidated financial statements for the period ended September 30, 2006, our independent registered public accounting firm issued a letter, dated January 29, 2007, to our Board of Directors identifying material weaknesses in the design and operation of internal control over financial reporting. This letter elaborates on a communication initially reported to us by our independent registered public accounting firm on July 19, 2006, in which we were informed that during their review of our consolidated financial statements as of and for the period ended March 31, 2006, material weaknesses had been identified. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The detail and nature of these are as follows:

The following was reported July 19, 2006:

•

Accounting and finance resources: The Company had not maintained a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in financial controls, the application of generally accepted accounting principles, and a general understanding of reporting requirements for SEC registrants commensurate with our financial reporting requirements. The Company has determined that, as of March 31, 2007, we had remediated this material weakness;

PNA GROUP, INC.

The following were reported January 29, 2007:

•

Financial control environment: The Company did not maintain fully documented and effectively communicated accounting policies and procedures throughout the organization. The Company has determined, that as of March 31, 2007, we had remediated this material weakness; and

•

Period-end close and financial reporting: The Company did not maintain effective controls over certain period-end financial close and reporting processes. This includes failure to follow an effective monthly/quarterly financial close and consolidation schedule incorporating critical and realistic timing, pre-established analytics, and comprehensive corporate review. The control deficiency resulted in errors in the statements of cash flows and equity that necessitated restatements of quarterly financials in 2006. This material weakness, which we have determined has not yet been remediated as of June 30, 2007, could result in a material misstatement of our consolidated financial statements that would not be prevented or detected; in addition, this matter could impact our ability to file Form 10-K and Form 10-Q reports within the time periods required for SEC registrants.

The following actions, among others, have been taken as remediation measures to address such material weaknesses:

•

A corporate controller has been hired by us, and we have contracted with outside consulting resources in the form of SEC and tax advisory services. In April 2007, we hired William S. Johnson, Senior Vice President of Finance, a former chief financial officer of an SEC reporting company in the metals service center industry. We have also engaged a national financial services consulting company specializing in internal auditing and Sarbanes-Oxley Section 404 compliance services; and

•

We implemented additional procedures to more effectively handle the period-end close process, and procedures were initiated for quarter-end certifications and financial disclosure checklists that were reviewed by a newly formed Disclosure Committee commencing with our June 2007 quarter.

Efforts to remediate those material weaknesses related to control deficiencies in our period-end close and financial reporting processes are in process and ongoing. A period of time will be required to completely implement these steps, document and test their operational effectiveness and provide evidence of their effectiveness. We believe that we are making significant progress with respect to maintaining effective controls over the above-mentioned period-end financial close and reporting processes.

We plan to work closely with our consultants and financial management to provide the resources required to expeditiously remediate these material weaknesses and monitor ongoing compliance with significant controls as identified; however, we may encounter unexpected difficulties or delays in completing this process. Accordingly, material weaknesses may still exist in the future.

PNA GROUP, INC.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

During the six months ended June 30, 2007, there were no material changes to the risk factors disclosed in the section of the Company’s Registration Statement on Form S-4 (Registration No. 333-142896) entitled “Risk Factors” except as set forth below.

We rely upon our steel suppliers as to the specifications of the steel we purchase from them.

We rely on mill certifications that attest to the specifications of the product received from our suppliers as to the physical and chemical properties of the steel purchased for resale and generally, consistent with industry practice, do not undertake independent testing of such steel. We generally rely on our customers to notify us of any steel that does not conform to the specifications certified by the mill. We are currently in a dispute with certain steel traders regarding the quality of specific orders of steel purchased from certain foreign mills and may have unknowingly received such non-conforming product in the past. Although our primary sources of product have been domestic mill suppliers, we have and will continue to purchase product from foreign steel suppliers. In the event that steel purchased from domestic suppliers is deemed to not meet quality specifications per the mill certifications, we generally have had recourse against these suppliers for both the cost of the product purchased and possible claims from our customers. However, there is a greater level of risk that similar recourse will not be available to us in the event of claims by our customers related to product delivered from foreign suppliers that does not meet the specifications per the mill certifications. In these circumstances, we may be at greater risk of loss for claims for which we do not carry, or do not carry sufficient, insurance.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

PNA GROUP, INC.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibits
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PNA GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 21, 2007

PNA Group, Inc.

By:	/s/ Maurice S. Nelson, Jr.
Maurice S. Nelson, Jr.
Chief Executive Officer and President

By:	/s/ Christopher J. Moreton
Christopher J. Moreton
Chief Financial Officer