Form 10-Q
period 2007-09-30
PNA Group, Inc.
filed 2007-11-13
CIK 1397457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐             Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 13, 2007, the registrant had 1,000 shares of its common stock, $1 par value per share, outstanding.

PNA GROUP, INC.

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2006 (Successor) and September 30, 2007 (Successor)	1

	Unaudited Condensed Consolidated Statements of Income for the three months ended September 30, 2006 (Successor) and 2007 (Successor)	2

	Unaudited Condensed Consolidated Statements of Income for the periods January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to September 30, 2006 (Successor) and the nine months ended September 30, 2007 (Successor)	3

	Unaudited Condensed Consolidated Statement of Stockholder’s Equity for the nine months ended September 30, 2007 (Successor)	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the periods January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to September 30, 2006 (Successor) and the nine months ended September 30, 2007 (Successor)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4T.	Controls and Procedures	45

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
(in thousands of dollars, except share amounts)	December 31, 2006	September 30, 2007
Assets
Current assets
Cash and cash equivalents	$3,201	$3,464
Restricted cash	1,063	2,114
Accounts receivable, less allowance for doubtful accounts of $5,430 and $5,720, respectively	188,911	214,659
Inventories, net	410,604	391,462
Receivables from affiliates	3,906	6,444
Other current assets	16,852	17,900

Total current assets	624,537	636,043
Property, plant and equipment, net	61,542	67,871
Goodwill	9,886	9,886
Intangible assets, net	19,338	15,280
Deferred financing costs, net	11,037	11,496
Equity investments	7,643	8,831
Other noncurrent assets	2,771	1,998

Total assets	$736,754	$751,405

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$141,594	$142,036
Payables to affiliates	603	6,868
Other payables	48,096	33,959
Income taxes payable	8,472	—

Total current liabilities	198,765	182,863
Long term debt, net of current maturities	463,414	486,572
Deferred income taxes	1,605	192
Accrued pension costs	5,293	3,759

Total liabilities	669,077	673,386

Commitments and contingencies	—	—
Minority interest	1,547	1,982
Stockholder’s equity
Common stock: $1 par value - 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	66,259	67,125
Retained earnings	—	9,041
Accumulated other comprehensive loss	(130)	(130)

Total stockholder’s equity	66,130	76,037

Total liabilities and stockholder’s equity	$736,754	$751,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Successor
(in thousands of dollars)	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007
Net sales	$434,301	$412,199
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	344,050	345,017
Processing	8,831	8,263
Distribution	6,707	5,823
Selling, general and administrative	29,368	33,304
Amortization of intangibles	1,415	1,308
Depreciation	1,152	1,658

Total operating costs and expenses	391,523	395,373

Operating income	42,778	16,826
Interest expense	8,857	11,416
Income from equity investments	(413)	(679)

Income before minority interest and income tax expense	34,334	6,089
Minority interest	1,112	931

Income before income tax expense	33,222	5,158
Income tax expense	12,093	2,225

Net income	$21,129	$2,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

		Successor
(in thousands of dollars)	Predecessor January 1 to May 9, 2006	May 10 to September 30, 2006	Nine Months Ended September 30, 2007
Net sales	$487,190	$675,633	$1,234,194
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	401,612	540,446	1,019,248
Processing	11,985	14,106	24,548
Distribution	6,395	9,686	17,204
Selling, general and administrative	35,393	47,741	93,572
Amortization of intangibles	—	2,125	4,058
Depreciation	3,262	2,312	4,625

Total operating costs and expenses	458,647	616,416	1,163,255

Operating income	28,543	59,217	70,939
Interest expense	1,375	12,677	32,570
Income from equity investments	(770)	(700)	(1,818)

Income before minority interest and income tax expense	27,938	47,240	40,187
Minority interest	788	1,540	2,624

Income before income tax expense	27,150	45,700	37,563
Income tax expense	10,146	17,126	14,561

Net income	$17,004	$28,574	$23,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2007

	Common Stock
(in thousands of dollars, except shares)	Shares	Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Successor
Balances at December 31, 2006	1,000	$1	$66,259	$—	$(130)	$66,130
Net income	—	—	—	23,002	—	23,002
Dividends paid	—	—	—	(13,961)	—	(13,961)
Net income of consolidated variable interest entity	—	—	866	—	—	866

Balances at September 30, 2007	1,000	$1	$67,125	$9,041	$(130)	$76,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Successor
(in thousands of dollars)	Predecessor January 1 to May 9, 2006	May 10 to September 30, 2006	Nine Months Ended September 30, 2007
Cash flows from operating activities
Net income	$17,004	$28,574	$23,002
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization of intangibles	3,262	4,437	8,683
Amortization of deferred financing costs	—	—	929
Provision for bad debts	462	738	902
Deferred income taxes	(540)	(3,801)	(1,777)
Gain on disposal of fixed assets	—	—	(502)
Minority interests	788	1,540	2,624
Income from equity investments	(770)	(700)	(1,818)
Dividends received from equity investments	—	—	630
(Increase) decrease in
Accounts receivable	(27,454)	(24,688)	(26,651)
Receivables from/payables to affiliates	(1,893)	(2,264)	3,727
Inventories	(66,824)	(66,399)	19,142
Other assets	11,591	(1,403)	970
Increase (decrease) in
Payables	43,521	(5,071)	443
Accruals	(2,077)	6,030	(9,758)
Income tax payable	372	3,836	(9,352)
Accrued pension cost	(515)	201	(1,534)

Net cash (used in) provided by operating activities	(23,073)	(58,970)	9,660

Cash flows from investing activities
Increase in restricted cash	—	(1,015)	(1,051)
Purchases of property, plant and equipment	(2,460)	(2,467)	(10,598)
Proceeds from disposals of property, plant and equipment	—	4,558	1,088
Acquisition of PNA Group, Inc., net of cash acquired	—	(261,568)	—
Acquisition of MSC, net of cash acquired	—	(53,701)	(5,300)

Net cash used in investing activities	(2,460)	(314,193)	(15,861)

Cash flows from financing activities
Proceeds from senior notes issue	—	250,000	—
Net (payments) proceeds on revolving credit facility	(54,458)	163,331	23,617
Proceeds (payments) of term loan	85,000	(85,000)	—
Other long-term debt	72	(23)	(481)
Net proceeds from mortgages on real estate	—	47,659	—
Issuance of common stock	—	62,500	—
Deferred financing costs	(3,435)	(8,568)	(1,388)
Dividend paid to minority interest holders	(343)	(1,415)	(1,323)
Dividends paid to stockholder	(2,000)	(52,038)	(13,961)

Net cash provided by financing activities	24,836	376,446	6,464

Net (decrease) increase in cash and cash equivalents	(697)	3,283	263
Cash and cash equivalents at beginning of period	2,210	1,513	3,201

Cash and cash equivalents at end of period	$1,513	$4,796	$3,464

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,581	$7,526	$39,071

Income taxes	$171	$18,712	$21,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

On February 14, 2006, PNA Group Holding Corporation (“PNAG Holding”, formerly known as Travel Holding Corporation), an affiliate of Platinum Equity Capital Partners (“Platinum”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PNA and Preussag North America, Inc., PNA’s former owner (the “Seller”), to acquire all of the outstanding capital stock of PNA for cash consideration of $261,568, refinancing of existing indebtedness of $88,048, a $12,000 seller note and other consideration and costs of $3,762 (the “Platinum Acquisition”). On May 9, 2006, Platinum closed the acquisition of PNA whereby Travel Merger Corporation (“Travel Merger”), a wholly owned subsidiary of PNAG Holding, merged with and into PNA with PNA being the surviving corporation.

Effective May 31, 2006, the Company completed the acquisition of MSC (the “MSC Acquisition”) pursuant to which PNA acquired all of the outstanding partnership interests of Metals Supply Company, Ltd. and Clinton & Lockwood, Ltd. (an affiliate of MSC) for cash consideration of approximately $33,253 and refinanced approximately $20,847 of Metals Supply’s then existing indebtedness.

PNA Intermediate Holding Corporation (“PNA Intermediate”) was incorporated in Delaware on January 25, 2007 as a wholly owned subsidiary of PNAG Holding. The capital stock of PNA was contributed by PNAG Holding to PNA Intermediate on January 29, 2007. As a result, PNA became a wholly-owned subsidiary of PNA Intermediate.

Basis of Presentation

Interim Financial Reporting

In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position and results of operations of the Company and its subsidiaries as of and for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s audited consolidated financial statements as of that date. The accompanying unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These interim statements should be read in conjunction with the December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 (Registration No. 333-142896) (the “Registration Statement”).

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, in accordance with FASB Interpretation No. 46(R), or FIN 46(R), Consolidation of Variable Interest Entities, the Company consolidates certain variable interest entities of Travel Main Corporation (“Travel Main”), a wholly owned subsidiary of PNAG Holding, as the Company has determined that it is the primary beneficiary (see Variable Interest Entities below). Significant intercompany balances and transactions within the consolidated group have been eliminated in consolidation.

As a result of the purchase of PNA on May 9, 2006, the results of operations for the period January 1, 2006 to May 9, 2006 are represented by the Predecessor Company balances and results of operations of PNA for the period May 10, 2006 to September 30, 2006 and the three and nine months ended September 30, 2007 are represented by the Successor Company balances for purposes of the accompanying condensed consolidated financial statements. As a result of the application of purchase accounting, the Predecessor Company balances and amounts presented in the financial statements and footnotes are not comparable with those of the Successor Company.

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

The Company had $4,429 and $5,632 of undistributed earnings in equity investments at December 31, 2006 and September 30, 2007, respectively.

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

September 30, 2007

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

The Combined Balance Sheet and Statement of Income of Travel Main’s subsidiaries follow.

COMBINED BALANCE SHEET DATA

Travel Main Subsidiaries

(in thousands of dollars)	December 31, 2006	September 30, 2007
Assets
Current assets	$2,396	$2,848
Property, plant and equipment, net	27,465	27,035
Other noncurrent assets
Deferred tax	6,711	6,711
Deferred financing costs	1,140	1,491

Total assets	$37,712	$38,085

Liabilities and Stockholder’s Deficit
Current liabilities	$245	$1,179
Long term debt, net of current maturities	49,876	48,449

Total liabilities	50,121	49,628

Stockholder’s deficit:
Capital	34,502	34,502
Deficit	(46,911)	(46,045)

Total stockholder’s deficit	(12,409)	(11,543)

Total liabilities and stockholder’s deficit	$37,712	$38,085

COMBINED STATEMENT OF INCOME DATA

Travel Main Subsidiaries

(in thousands of dollars)	Nine Months Ended September 30, 2007
Rent	$4,707
Cost and expenses
Selling, general, and administrative	354
Depreciation	430

Total costs and expenses	784

Operating income	3,923
Interest expense	2,491

Income before income tax expense	1,432
Income tax expense	566

Net income	$866

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

PNAG Holding files a consolidated federal income tax return that includes PNA and all its wholly owned subsidiaries and their respective subsidiaries. The tax provision in the accompanying condensed consolidated financial statements is calculated as if PNA filed a separate subconsolidated federal income tax return. The Company has determined it had no unrecognized tax benefits as of January 1, 2007 nor has there been an increase in the amount of unrecognized tax benefits as of September 30, 2007. Any potential penalties and interest related to unrecognized tax benefits would be reported as Interest expense in the accompanying interim condensed consolidated financial statements, and no such amounts have been recognized for the interim periods presented herein. The tax years ended December 31, 2004 and 2005 as well as the periods January 1, 2006 to May 9, 2006 and May 10, 2006 to December 31, 2006 remain open and subject to examination in the following significant income tax jurisdictions: Federal, Alabama, Arizona, California, Connecticut, Florida, Georgia, Indiana, Illinois, Ohio, South Carolina, Texas, and Virginia.

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

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

The following unaudited pro forma information presents consolidated results of operations for the three and nine months ended September 30, 2006 as if the acquisitions had occurred at the beginning of the reporting period.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net sales	$434,301	$1,228,585
Net income	$21,075	$55,009

Note 3. Inventories

Inventories consist of the following:

	Successor
	December 31, 2006	September 30, 2007
Raw materials	$391,613	$372,006
Finished goods	18,991	19,456

	$410,604	$391,462

Note 4. Other Current Assets

Other current assets consist of the following:

	Successor
	December 31, 2006	September 30, 2007
Other receivables	$8,011	$6,617
Prepaid expenses and other	1,135	3,213
Deferred income taxes	7,706	8,070

	$16,852	$17,900

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

Note 5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

		Successor
	Estimated Useful Life	December 31, 2006	September 30, 2007
Land		$5,437	$5,474
Buildings and improvements	25-40 years	26,586	27,337
Equipment	5-10 years	32,544	41,403
Construction in progress		814	1,863

		65,381	76,077
Less: accumulated depreciation		(3,839)	(8,206)

		$61,542	$67,871

Depreciation expense was $3,262, $2,312, $1,152, $1,658 and $4,625 for the periods January 1, 2006 to May 9, 2006, May 10, 2006 to September 30, 2006, the three months ended September 30, 2006 and the three and nine months ended September 30, 2007, respectively.

Note 6. Intangible Assets

Intangible assets consist of the following as of December 31, 2006:

Successor	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15-20 years	$16,457	$(1,552)	$14,905
Non-competition agreements	2 years	5,882	(1,726)	4,156
Backlog	1-3 months	734	(734)	—
Proprietary software	3 years	352	(75)	277

		$23,425	$(4,087)	$19,338

Intangible assets consist of the following as of September 30, 2007:

Successor	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15-20 years	$16,457	$(3,324)	$13,133
Non-competition agreements	2 years	5,882	(3,921)	1,961
Backlog	1-3 months	734	(734)	—
Proprietary software	3 years	352	(166)	186

		$23,425	$(8,145)	$15,280

The Company had no amortizable intangible assets during the period January 1, 2006 to May 9, 2006. Amortization expense was $2,125 for the period May 10, 2006 to September 30, 2006, $1,415 for the three months ended September 30, 2006 and $1,308 and $4,058 for the three and nine months ended September 30, 2007, respectively.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

Note 7. Other Payables

Other payables consist of the following:

	Successor
	December 31, 2006	September 30, 2007
Current maturities of long-term debt	$853	$832
Accrued bonuses	13,103	12,032

Accrued interest	11,525	4,444
Deferred consideration payable	5,300	—
Accrued expenses and other	17,315	16,651

	$48,096	$33,959

Note 8. Long-Term Debt

Long-term debt consists of the following:

	Successor
	December 31, 2006	September 30, 2007
Revolver loan	$164,341	$187,958
Senior notes	250,000	250,000
Real estate mortgages	49,875	49,281
Capitalized lease obligation and other long-term debt	51	165

	464,267	487,404
Less: current maturities of long-term debt	(853)	(832)

	$463,414	$486,572

The Senior Notes contain restrictions on dividends payable by the Company to PNA Intermediate. In general, dividends and other restricted payments of up to 50% of Consolidated Net Income plus amounts received from equity contributions received may be made so long as the Company maintains certain operating ratios as defined in the indenture governing the Senior Notes. Certain payments are exempt from these restrictions, and PNA can pay dividends of up to $15,000 in the aggregate over the term of the Senior Notes that are not subject to these restrictions. Approximately $31,780 and $33,125 of PNA’s retained earnings were unrestricted, and therefore available for payment of dividends, as of December 31, 2006 and September 30, 2007, respectively.

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

September 30, 2007

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

Implementation of the changes to the SERP was effective March 1, 2007 to allow for appropriate notice to affected employees and provide time necessary for essential actuarial studies and analysis with respect to the design change and preparation of operative documents. As a result, in accordance with Statement of Financial Accounting Standard No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a curtailment gain of $2,210 in the fourth quarter of fiscal year 2006 related to freezing benefits of its Non-Union Pension Plan and $-0- and $700 for the three and nine months ended September 30, 2007, respectively, related to freezing benefits of its SERP.

The components of net periodic pension cost (benefit) consist of the following:

		Successor
	Predecessor January 1 to May 9, 2006	May 10 to September 30, 2006	Three Months Ended September 30, 2006	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Components of net periodic pension (benefit) cost and total pension expense
Service cost	$318	$271	$186	$—	$—
Interest cost	442	473	324	283	885
Expected return on plan assets	(393)	(444)	(290)	(322)	(960)
Amortization of prior service cost	24	—	—	—	—
Recognized actuarial loss	154	—	—	—	—
Curtailments	—	—	—	—	(700)

Net periodic pension cost (benefit)	$545	$300	$220	$(39)	$(775)

Effective May 17, 2007, PNAG Holding adopted a Participation Agreement (the “Participation Plan”) for the purpose of providing incentive compensation to our key employees. The incentive compensation is awarded in the form of non-equity performance units, the value of which is related to the appreciation in our value. The performance units are payable to participants upon the occurrence of a “qualifying event” defined as (1) a sale of any of our common stock by Platinum (other than a sale to our affiliates), (2) the consummation of a public offering of our stock owned by Platinum or its affiliates or (3) the payment of cash dividends by PNAG Holding to Platinum (other than dividends arising out of or relating to any real estate owned by us or our subsidiaries as of the effective date of the Participation Plan). The participants initially vested 25% at the inception of the Participation Plan and vest an additional 25% each year over the succeeding three years beginning October 1, 2007. Any vested amounts paid under the Participation Plan will be treated as compensation at the PNA level. The Participation Plan expires December 31, 2017, and all performance units terminate upon the termination or expiration of the Participation Plan. Subject to certain exceptions, upon a termination of employment, all performance units granted to a participant will be forfeited.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

Note 10. Related Parties

Receivables from affiliates represent an amount due from our Mexican joint-venture, Acero Prime S. de R.L. de C.V. Payables to affiliates represent amounts due to two domestic joint ventures who are parties to the group cash management system and who have positive cash balances with the Company. Dividends paid to minority interest holders totaled $343, $1,415 and $1,323 for the periods January 1, 2006 to May 9, 2006 and May 10, 2006 to September 30, 2006 and the nine months ended September 30, 2007, respectively.

PNA paid cash dividends of $2,000 to Preussag North America, Inc. during the period January 1, 2006 to May 9, 2006. Dividends paid to PNAG Holding during the period May 10, 2006 to September 30, 2006 consisted of the non-cash real estate transfer valued at $34,502 and cash dividends of $6,858 plus $54,221 representing the return of capital received at the time of the acquisition of MSC. Dividends paid to PNAG Holding and PNA Intermediate totaled $13,961 during the nine months ended September 30, 2007.

The Company paid Platinum $3,809 during the period May 10, 2006 to September 30, 2006 and $1,250 and $3,750 during the three and nine months ended September 30, 2007, respectively, related to its annual monitoring fee pursuant to a corporate advisory services agreement with Platinum (the “Corporate Advisory Services Agreement”).

Note 11. Commitments and Contingencies

During the third quarter of fiscal year 2007, the Company determined that the quality of certain material it received primarily during the second quarter of fiscal year 2007 from steel traders dealing with certain foreign suppliers is inconsistent with the mill’s certification of the steel specifications that accompanied such material. The Company is currently in a dispute with such steel traders regarding the quality of specific orders of steel purchased from these suppliers. The Company established an allowance of $570 related to the value of such inventory on hand as of September 30, 2007 representing the difference between the carrying value of the inventory and its estimated market value. If market conditions are less favorable than those projected by the Company, additional charges to increase this reserve may be required.

With regard to potential claims against the Company related to the quality of such steel previously sold, management believes there may be limited ability of the Company to ultimately recover from the foreign suppliers to the extent that any valid claims are made against the Company for which the Company does not carry, or does not carry sufficient, insurance coverage. As the Company, consistent with industry practice, does not generally perform independent testing of the steel it receives from mills with mill certifications, we are currently evaluating the extent to which we may have received similarly non-conforming steel from foreign suppliers through various steel traders in prior periods. Management is not able at this time to determine what, if any, effect these events may have on the Company’s consolidated financial position or consolidated results of operations in the future.

The Company is also involved in several other legal proceedings, claims and litigation arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding, claim or litigation will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

The Company had purchase commitments of approximately $232,312 for inventory at September 30, 2007. These commitments were made to assure the Company a normal supply of stock and, in management’s opinion, will be sold to obtain normal profit margins.

The consolidated group leases real estate, office space, data processing equipment automobiles and trucks. Several of the leases require the lessee to pay taxes, maintenance and other operating expenses.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

Note 12. Income Taxes

As discussed in Note 1, Significant Accounting Policies, PNAG Holding files a consolidated federal income tax return that includes PNA, its wholly owned subsidiaries and their respective subsidiaries. The tax provision in the accompanying condensed consolidated financial statements is calculated as if PNA filed a separate subconsolidated federal income tax return based on management’s estimate of the effective tax rate for the fiscal year.

Income tax expense was $2,225 and $14,561 for the three and nine months ended September 30, 2007, respectively, resulting in effective tax rates of 43.1% and 38.8% for the respective periods. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes, as well as other permanent differences between taxable income and book income. The increase in the effective tax rate for the three months ended September 30, 2007 is attributable to an increase in these permanent differences as a percentage of taxable income due to lower than projected pre-tax earnings in the three months ended September 30, 2007 as compared to the nine months ended September 30, 2007.

Note 13. Business Segment Information

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

As discussed in Note 1, the Company conducts its steel services business through four operating subsidiaries: Infra-Metals, Delta, Feralloy and MSC. The operations of Feralloy comprise the flat rolled segment products while Infra-Metals, Delta and MSC are aggregated to constitute the long products and plate segment based on the entities’ product lines and their exhibiting similar economic characteristics, products, customers and delivery methods. The primary measures used by management in evaluating the segments’ performance are net sales and operating income.

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

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Predecessor Company
Period from January 1, 2006 to May 9, 2006
Net sales to external customers	$315,034	$172,156	$—	$487,190
Operating costs and expenses	286,045	167,869	4,733	458,647
Operating income (loss)	28,989	4,287	(4,733)	28,543
Capital spending	1,928	532	—	2,460
Total segment assets	398,008	187,553	6,650	592,211
Depreciation and amortization	1,293	1,967	2	3,262
Income from equity investments	—	770	—	770

Interest expense	1,690	968	(1,283)	1,375

Successor Company
Period from May 10, 2006 to September 30, 2006
Net sales to external customers	$469,823	$205,810	$—	$675,633
Operating costs and expenses	416,163	198,651	1,602	616,416
Operating income (loss)	53,660	7,159	(1,602)	59,217
Capital spending	1,727	740	—	2,467
Total segment assets	494,605	181,751	55,354	731,710
Depreciation and amortization	3,204	1,149	84	4,437
Income from equity investments	—	700	—	700
Interest expense	9,390	3,919	(632)	12,677
Three months ended September 30, 2006
Net sales to external customers	$305,717	$128,584	$—	$434,301
Operating costs and expenses	268,020	122,324	1,179	391,523
Operating income (loss)	37,697	6,260	(1,179)	42,778
Capital spending	1,336	672	—	2,008
Total segment assets	494,605	181,751	55,354	731,710
Depreciation and amortization	1,880	685	2	2,567
Income from equity investments	—	413	—	413
Interest expense	7,463	2,736	(1,342)	8,857
Three months ended September 30, 2007
Net sales to external customers	$305,823	$106,376	$—	$412,199
Operating costs and expenses	286,630	106,316	2,427	395,373
Operating income (loss)	19,193	60	(2,427)	16,826
Capital spending	1,987	334	6	2,327
Total segment assets	523,855	173,801	53,749	751,405
Depreciation and amortization	2,020	801	145	2,966
Income from equity investments	—	679	—	679
Interest expense	7,588	3,373	455	11,416
Nine months ended September 30, 2007
Net sales to external customers	$903,181	$331,013	$—	$1,234,194
Operating costs and expenses	832,123	322,810	8,322	1,163,255
Operating income (loss)	71,058	8,203	(8,322)	70,939
Capital spending	5,183	5,409	6	10,598
Total segment assets	523,855	173,801	53,749	751,405
Depreciation and amortization	6,249	1,999	435	8,683
Income from equity investments	—	1,818	—	1,818
Interest expense	22,884	9,948	(262)	32,570

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

Intersegment net sales were not significant. Travel Main charges rent to the operating subsidiaries of PNA. Rent charged by Travel Main to the long products and plate segment and the flat rolled segment totaled $657 and $220 for the period May 10, 2006 to September 30, 2006, respectively. Rent charged by Travel Main to the long products and plate segment totaled $1,176 and $3,528 for the three and nine months ended September 30, 2007, respectively, and rent charged by Travel Main’s subsidiaries to the flat rolled segment totaled $393 and $1,179 for the three and nine months ended September 30, 2007, respectively. There was no rent charged by Travel Main for periods prior to May 10, 2006.

Note 14. Common Stock

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

Note 15. Supplemental Guarantor Information

In August 2006, the Company issued the 10 3/4% Senior Notes due 2016 (the “Senior Notes”) with an aggregate principal amount of $250,000 bearing interest at a rate per annum equal to 10.75%. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company’s wholly owned subsidiaries (the “Subsidiary Guarantors”). Non-guarantor subsidiaries consist of those subsidiaries which hold interests in joint ventures, including joint ventures in which the Company owns a greater than 50% interest (and are therefore consolidated), those in which less than 50% is owned by the Company and entities consolidated in accordance with FIN 46(R) in which the Company is the primary beneficiary. The Company does not have operations independent of the Subsidiary Guarantors and there are no restrictions on the ability of the Company to obtain funds from Subsidiary Guarantors. The guarantees of the Senior Notes by each Subsidiary Guarantor rank equally with all existing and future senior debt of such Subsidiary Guarantor and senior to any subordinated debt of such Subsidiary Guarantor. The guarantees are effectively subordinated to any collateralized debt of such Subsidiary Guarantor (including the Company’s senior credit facility) to the extent of the assets collateralizing such debt.

Set forth below is additional information of PNA Group, Inc. and its guarantor and non-guarantor subsidiaries regarding: (i) the results of operations and cash flows for the period January 1, 2006 to May 9, 2006 (Predecessor); (ii) the results of operations and cash flows for the period May 10, 2006 to September 30, 2006 (Successor); (iii) the financial position as of December 31, 2006 (Successor); (iv) the results of operations for the three months ended September 30, 2006 (Successor) and 2007 (Successor); and (v) the financial position, results of operations and cash flows as of and for the nine months ended September 30, 2007 (Successor).

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

Predecessor Company

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Period from January 1, 2006 to May 9, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net revenue	$—	$478,212	$4,246	$4,732	$487,190
Cost and expenses:
Cost of materials sold	—	396,880	—	4,732	401,612
Processing, distribution and selling, general and administrative expenses	4,821	46,510	2,442	—	53,773
Depreciation and amortization	2	3,039	221	—	3,262

Total operating costs and expenses	4,823	446,429	2,663	4,732	458,647

Operating (loss) income	(4,823)	31,783	1,583	—	28,543
Interest (income) expense	(1,283)	2,675	(17)	—	1,375
Income from equity investments	(20,544)	(1,582)	(770)	22,126	(770)

Income before minority interest and income tax expense	17,004	30,690	2,370	(22,126)	27,938
Minority interest	—	—	788	—	788

Income before income tax expense	17,004	30,690	1,582	(22,126)	27,150
Income tax expense	—	10,146	—	—	10,146

Net income	$17,004	$20,544	$1,582	$(22,126)	$17,004

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Cash Flows

For the Period from January 1, 2006 to May 9, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Cash flows from operating activities
Net income	$17,004	$20,544	$1,582	$(22,126)	$17,004
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	2	3,039	221	—	3,262
Provision for bad debts	—	462	—	—	462
Deferred income taxes	—	(540)		—	(540)
Minority interests	—	—	788		788
Income from equity investments	(20,544)	(1,582)	(770)	22,126	(770)
(Increase) decrease in			—
Accounts receivable	—	(27,094)	(360)	—	(27,454)
Receivables from/payables to affiliates	(18,617)	17,187	(463)		(1,893)
Inventories	—	(66,677)	(147)	—	(66,824)
Other assets	1,426	10,171	(6)	—	11,591
Increase (decrease) in			—
Payables	25	43,494	2	—	43,521
Accruals	(3,912)	1,801	(109)	—	(2,220)

Net cash (used in) provided by operating activities	(24,616)	805	738	—	(23,073)

Cash flows from investing activities
Purchases of property, plant and equipment	—	(2,416)	(44)	—	(2,460)

Net cash used in investing activities	—	(2,416)	(44)	—	(2,460)

Cash flows from financing activities
Net repayment on revolving credit facility	(54,458)	—	—	—	(54,458)
Proceeds from term loan	85,000		—	—	85,000
Proceeds from mortgages on real estate	—	72	—	—	72
Dividend paid to minority interest holders	—	—	(343)	—	(343)
Deferred financing costs	(3,429)	(6)	—	—	(3,435)
Dividends paid to parent	—	357	(357)	—	—
Dividends paid to stockholder	(2,000)	—	—	—	(2,000)

Net cash provided by (used in) financing activities	25,113	423	(700)	—	24,836

Net increase (decrease) in cash and cash equivalents	497	(1,188)	(6)	—	(697)
Cash and cash equivalents at beginning of period	—	2,192	18	—	2,210

Cash and cash equivalents at end of period	$497	$1,004	$12	$—	$1,513

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

Successor Company

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Period from May 10, 2006 to September 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net revenue	$—	$670,520	$5,990	$(877)	$675,633
Cost and expenses:
Cost of materials sold	—	540,443	3	—	540,446
Processing, distribution and selling, general and administrative expenses	1,518	68,174	2,718	(877)	71,533
Depreciation and amortization	2	4,194	241	—	4,437

Total operating costs and expenses	1,520	612,811	2,962	(877)	616,416

Operating (loss) income	(1,520)	57,709	3,028	—	59,217
Interest (income) expense	(2,042)	14,713	6	—	12,677
Income from equity investments	(28,216)	(1,876)	(700)	30,092	(700)

Income before minority interest and income tax expense	28,738	44,872	3,722	(30,092)	47,240
Minority interest	—	—	1,083	457	1,540

Income before income tax expense	28,738	44,872	2,639	(30,549)	45,700
Income tax expense	164	16,656	306	—	17,126

Net income	$28,574	$28,216	$2,333	$(30,549)	$28,574

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Cash Flows

For the Period from May 10, 2006 to September 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net income	$28,574	$28,216	$2,333	$(30,549)	$28,574
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	2	4,194	241	—	4,437
Provision for bad debts	—	738	—	—	738
Deferred income taxes	—	2,939	(6,740)	—	(3,801)
Minority interests	—	—	1,083	457	1,540
Income from equity investments	(28,216)	(1,876)	(700)	30,092	(700)
(Increase) decrease in Accounts receivable	—	(24,658)	(30)	—	(24,688)
Receivables from/payables to affiliates	(226,037)	260,790	(37,017)		(2,264)
Inventories	—	(66,399)	—	—	(66,399)
Other assets	251	(2,007)	353	—	(1,403)
Increase (decrease) in Payables	141	(5,508)	296	—	(5,071)
Accruals	6,319	2,617	1,131	—	10,067

Net cash (used in) provided by operating activities	(218,966)	199,046	(39,050)	—	(58,970)

Cash flows from investing activities
Increase in restricted cash	—	—	(1,015)	—	(1,015)
Purchases of property, plant and equipment	—	(2,467)	—	—	(2,467)
Proceeds from disposals of property, plant and equipment	—	4,558	—	—	4,558
Acquisition of PNA Group, Inc., net of cash acquired	(261,568)			—	(261,568)
Acquisition of MSC, net of cash acquired	(53,701)			—	(53,701)

Net cash used in (provided by) investing activities	(315,269)	2,091	(1,015)	—	(314,193)

Cash flows from financing activities
Proceeds from bond issue	250,000	—	—	—	250,000
Net proceeds (repayment) on revolving credit facility	163,331	—	—	—	163,331
Proceeds (repayment) of term loan	(85,000)	—	—	—	(85,000)
Proceeds from mortgages on real estate	—	—	47,659	—	47,659
Issuance of common stock	62,500	—	—	—	62,500
Other long-term debt	—	(23)	—	—	(23)
Dividend paid to minority interest holders	—	—	(1,415)	—	(1,415)
Deferred financing costs	(7,069)	—	(1,499)	—	(8,568)
Dividends received from subsidiaries	202,014	2,746	—	(204,760)	—
Dividends paid to parent	(52,038)	(202,014)	(2,746)	204,760	(52,038)

Net cash provided by (used in) financing activities	533,738	(199,291)	41,999	—	376,446

Net (decrease) increase in cash and cash equivalents	(497)	1,846	1,934	—	3,283
Cash and cash equivalents at beginning of period	497	1,004	12	—	1,513

Cash and cash equivalents at end of period	$—	$2,850	$1,946	$—	$4,796

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net revenue	$—	$431,141	$4,037	$(877)	$434,301
Cost and expenses:
Cost of materials sold	—	344,047	3	—	344,050
Processing, distribution and selling, general and administrative expenses	1,177	42,907	1,699	(877)	44,906
Depreciation and amortization	(80)	2,469	178	—	2,567
Total operating costs and expenses	1,097	389,423	1,880	(877)	391,523
Operating (loss) income	(1,097)	41,718	2,157	—	42,778
Interest (income) expense	(1,374)	10,215	16	—	8,857
Income from equity investments	(21,016)	(1,136)	(413)	22,152	(413)
Income before minority interest and income tax expense	21,293	32,639	2,554	(22,152)	34,334
Minority interest	—	—	655	457	1,112
Income before income tax expense	21,293	32,639	1,899	(22,609)	33,222
Income tax expense	164	11,623	306	—	12,093

Net income	$21,129	$21,016	$1,593	$(22,609)	$21,129

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Balance Sheet

As of December 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2,743	$458	$—	$3,201
Restricted cash	—	—	1,063	—	1,063
Accounts receivable less allowance for doubtful accounts	—	188,210	701	—	188,911
Inventories, net	—	410,604	—	—	410,604
Intercompany receivables - current	246,461	760	13,282	(260,503)	—
Other current assets	1,334	12,745	6,679		20,758
Total current assets	247,795	615,062	22,183	(260,503)	624,537
Property, plant and equipment, net	24	31,419	30,099	—	61,542
Goodwill	—	9,886	—	—	9,886
Intangible assets, net	—	19,338	—	—	19,338
Deferred financing costs, net	9,897	—	1,140	—	11,037
Intercompany receivables - noncurrent	250,000	—	—	(250,000)	—
Equity investments	—	8,926	7,643	(8,926)	7,643
Other noncurrent assets	—	1,810	961	—	2,771

Total assets	$507,716	$686,441	$62,026	$(519,429)	$736,754

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$141,353	$241	$—	$141,594
Intercompany payables - current	—	260,180	323	(260,503)	—
Other current liabilities	27,245	28,447	1,479	—	57,171
Total current liabilities	27,245	429,980	2,043	(260,503)	198,765

Long term debt, net of current maturities	414,341	—	49,073	—	463,414
Intercompany payables - noncurrent	—	250,000	—	(250,000)	—
Other noncurrent liabilities	—	6,461	437	—	6,898

Total liabilities	441,586	686,441	51,553	(510,503)	669,077
Minority interest	—	—	1,547	—	1,547
Total stockholder’s equity	66,130	—	8,926	(8,926)	66,130

Total liabilities and stockholder’s equity	$507,716	$686,441	$62,026	$(519,429)	$736,754

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Balance Sheet

As of September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2,262	$1,202	$—	$3,464
Restricted cash	—	—	2,114	—	2,114
Accounts receivable	—	—	—	—
less allowance for doubtful accounts	—	213,422	1,237	—	214,659
Inventories, net	—	391,462	—	—	391,462
Intercompany receivables - current	264,343	—	11,547	(275,890)	—
Other current assets	3,601	12,613	8,130	—	24,344

Total current assets	267,944	619,759	24,230	(275,890)	636,043
Property, plant and equipment, net	24	38,302	29,545	—	67,871
Goodwill	—	9,886	—	—	9,886
Intangible assets, net	—	15,280	—	—	15,280
Deferred financing costs, net	10,005	—	1,491	—	11,496
Intercompany receivables - noncurrent	250,000	—	—	(250,000)	—
Equity investments	—	10,684	8,831	(10,684)	8,831
Investment in subsidiaries
Other noncurrent assets	—	1,998	—	—	1,998

Total assets	$527,973	$695,909	$64,097	$(536,574)	$751,405

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$789	$140,023	$1,224	$—	$142,036
Intercompany payables - current	—	275,890	—	(275,890)	—
Other current liabilities	13,189	25,880	1,758	—	40,827

Total current liabilities	13,978	441,793	2,982	(275,890)	182,863
Long term debt, net of current maturities	437,958	165	48,449	—	486,572
Intercompany payables - noncurrent	—	250,000	—	(250,000)	—
Other noncurrent liabilities	—	3,951	—	—	3,951

Total liabilities	451,936	695,909	51,431	(525,890)	673,386

Minority interest	—	—	1,982	—	1,982
Total stockholder’s equity	76,037	—	10,684	(10,684)	76,037

Total liabilities and stockholder’s equity	$527,973	$695,909	$64,097	$(536,574)	$751,405

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net revenue	$—	$409,996	$4,630	$(2,427)	$412,199
Cost and expenses:
Cost of materials sold	—	345,869	6	(858)	345,017
Processing, distribution and selling, general and administrative expenses	2,194	45,056	1,709	(1,569)	47,390
Depreciation and amortization	2	2,723	241	—	2,966
Total operating costs and expenses	2,196	393,648	1,956	(2,427)	395,373

Operating (loss) income	(2,196)	16,348	2,674	—	16,826

Interest (income) expense	(407)	10,978	845	—	11,416
Income from equity investments	(4,103)	(1,389)	(679)	5,492	(679)

Income before minority interest and income tax expense	2,314	6,759	2,508	(5,492)	6,089
Minority interest	—	—	644	287	931

Income before income tax expense	2,314	6,759	1,864	(5,779)	5,158
Income tax expense	(619)	2,656	188	—	2,225

Net income	$2,933	$4,103	$1,676	$(5,779)	$2,933

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Entities	Adjustments	Consolidated
Net revenue	$—	$1,227,892	$13,490	$(7,188)	$1,234,194
Cost and expenses:
Cost of materials sold	—	1,021,717	12	(2,481)	1,019,248
Processing, distribution and selling, general and administrative expenses	7,533	127,310	5,188	(4,707)	135,324
Depreciation and amortization	5	7,972	706	—	8,683

Total operating costs and expenses	7,538	1,156,999	5,906	(7,188)	1,163,255

Operating (loss) income	(7,538)	70,893	7,584	—	70,939
Interest (income) expense	(2,753)	32,876	2,447	—	32,570
Income from equity investments	(26,119)	(3,765)	(1,818)	29,884	(1,818)

Income before minority interest and income tax expense	21,334	41,782	6,955	(29,884)	40,187
Minority interest	—	—	1,758	866	2,624

Income before income tax expense	21,334	41,782	5,197	(30,750)	37,563
Income tax expense	(1,668)	15,663	566	—	14,561

Net income	$23,002	$26,119	$4,631	$(30,750)	$23,002

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

PNA Group, Inc.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities
Net income	$23,002	$26,119	$4,631	$(30,750)	$23,002
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	5	7,972	706	—	8,683
Amortization of deferred financing costs	840	—	89		929
Provision for bad debts	—	902	—	—	902
Deferred income taxes	(145)	(1,632)	—	—	(1,777)
Gain (loss) on disposal of fixed assets	—	(502)	—	—	(502)
Minority interests	—	—	1,758	866	2,624
Income from equity investments	(26,119)	(3,765)	(1,818)	29,884	(1,818)
Dividends received from equity investments	—	630	—		630
(Increase) decrease in
Accounts receivable	—	(26,114)	(537)	—	(26,651)
Receivables from/payables to affiliates	5,515	(2,007)	219		3,727
Inventories	—	19,142	—	—	19,142
Other assets	66	2,380	(1,476)	—	970
Increase (decrease) in
Payables	789	(320)	(26)	—	443
Accruals	(7,356)	(16,054)	2,766	—	(20,644)

Net cash (used in) provided by operating activities	(3,403)	6,751	6,312	—	9,660

Cash flows from investing activities
Increase in restricted cash	—	—	(1,051)	—	(1,051)
Purchases of property, plant and equipment	(5)	(10,441)	(152)	—	(10,598)
Proceeds from disposals of property, plant and equipment	—	1,088	—	—	1,088
Acquisition of MSC, net of cash acquired	(5,300)			—	(5,300)

Net cash used in investing activities	(5,305)	(9,353)	(1,203)	—	(15,861)

Cash flows from financing activities
Net proceeds (repayment) on revolving credit facility	23,617	—	—	—	23,617
Other long-term debt	—	114	(595)	—	(481)
Dividend paid to minority interest holders	—	—	(1,323)	—	(1,323)
Deferred financing costs	(948)	—	(440)	—	(1,388)
Dividends received from subsidiaries	—	2,007	—	(2,007)	—
Dividends paid to parent	—	—	(2,007)	2,007	—
Dividends paid to stockholder	(13,961)	—	—	—	(13,961)

Net cash provided by (used in) financing activities	8,708	2,121	(4,365)	—	6,464

Net (decrease) increase in cash and cash equivalents	—	(481)	744	—	263
Cash and cash equivalents at beginning of period	—	2,743	458	—	3,201

Cash and cash equivalents at end of period	$—	$2,262	$1,202	$—	$3,464

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(dollars in thousands)

Note	16. Recent Accounting Pronouncements

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

Note	17. PNAG Holding Initial Public Offering

On April 30, 2007, PNAG Holding, our indirect parent, filed a registration statement with the SEC relating to a proposed initial public offering of its common stock and subsequently filed amendments nos. 1, 2 and 3 to the initial registration statement on June 13, 2007, July 6, 2007 and August 24, 2007, respectively.

Simultaneous with the consummation of PNAG Holding’s planned initial public offering, PNAG Holding will transfer the stock of Travel Main by way of dividend to a newly created parent LLC of PNAG Holding, which will be wholly owned by Platinum. The transfer will occur because ownership of real estate assets is not a core business of PNA and its stockholders, therefore, desire to keep the real estate assets separate from the operations of PNA. While the transaction is not expected to result in pre-tax book gain or loss, the Company expects the transfer will result in a gain for tax return purposes resulting in a tax liability payable in cash by the Company of approximately $8,400. Travel Main’s subsidiaries will also record a deferred tax asset of $8,400 as they will receive the future benefit of the increase in the tax basis of the assets transferred. In accordance with Financial Accounting Standards Board Interpretation No. 46(R) and based on the present assumptions concerning the Company’s future capital structure, the Company will likely hold an implicit variable interest in Travel Main’s subsidiaries and will be the primary beneficiary of these variable interest entities. Accordingly, the combined financial statements of Travel Main’s subsidiaries will be consolidated into the Company’s consolidated financial statements. Thus, while PNA will not receive any future benefit of the deferred tax asset of $8,400, it will present the deferred tax asset on its consolidated balance sheet as a result of consolidating Travel Main’s subsidiaries.

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

The following discussion and analysis of the financial condition and results of operations of PNA Group, Inc. and subsidiaries should be read in conjunction with the unaudited condensed consolidated financial statements and the related Notes as of and for the three and nine months ended September 30, 2007 attached hereto, and with the December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4. The numbers below are expressed in thousands, unless the content provides otherwise. As used in this Quarterly Report, unless the context indicates otherwise, the “Company,” “PNA”, “we,” “our” and “us” are used to indicate PNA Group, Inc.

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

PNA GROUP, INC.

As a result of the purchase of PNA by PNAG Holding on May 9, 2006, the results of operations for the period January 1, 2006 to May 9, 2006 are represented by the Predecessor Company balances and results of operations of PNA for the period May 10, 2006 to September 30, 2006, the three months ended September and the nine months ended September 30, 2007 are represented by the Successor Company balances for purposes of the accompanying condensed consolidated financial statements. As a result of the application of purchase accounting, the Predecessor Company balances and amounts presented in the financial statements and footnotes are not comparable with those of the Successor Company. In addition, as a result of the acquisition of MSC on May 31, 2006, the results of operations for the period May 10, 2006 to September 30, 2006, the three months ended September 30, 2006 and the three and nine months ended September 30, 2007 include the operations of MSC while the results of operations for the period January 1, 2006 to May 9, 2006 do not include MSC.

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

Critical Accounting Policies

The Company’s critical accounting policies are those estimates, assumptions and judgments involved in the accounting policies that have the greatest potential impact on our financial statements. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in the Registration Statement on Form S-4. The Company has not made any significant changes in its critical accounting policies from those disclosed in the section of the Company’s Registration Statement on Form S-4 (Registration No. 333-142896) entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

PNA GROUP, INC.

Results of Operations

Nine Months Ended September 30, 2006 Successor and Predecessor Company Results – Combined Non-GAAP

The following tables present our combined results of operations, consolidated and by segment, for the nine months ended September 30, 2006. For purposes of arriving at our results for the nine months ended September 30, 2006, we combined the Company’s results for the period January 1, 2006 to May 9, 2006, the Predecessor company period, and the Company’s results for the period May 10, 2006 to September 30, 2006, the Successor company period.

Accounting principles generally accepted in the United States of America, or GAAP, do not allow for such combination of Predecessor and Successor financial results and this approach yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the date of the Platinum Acquisition. We believe the combined results provide the most meaningful way to comment on our results of operations for the nine months ended September 30, 2006 compared to the same period in the following year because discussion of a partial period consisting of the period May 10, 2006 to September 30, 2006 compared to the nine months ended September 30, 2007 would not be meaningful. The combined information is the result of merely adding the Predecessor and Successor columns and does not include any pro forma assumptions or adjustments.

The table below presents our results of operations for the periods January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to September 30, 2006 (Successor) and the combination of the results of these periods (in thousands).

	Predecessor January 1 to May 9, 2006	Successor May 10 to September 30, 2006	Combined Predecessor/ Successor Non-GAAP Nine Months Ended September 30, 2006
Net sales	$487,190	$675,633	$1,162,823
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	401,612	540,446	942,058
Processing	11,985	14,106	26,091
Distribution	6,395	9,686	16,081
Selling, general and administrative	35,393	47,741	83,134
Amortization of intangibles	—	2,125	2,125
Depreciation	3,262	2,312	5,574

Total operating costs and expenses	458,647	616,416	1,075,063

Operating income	28,543	59,217	87,760
Interest expense	1,375	12,677	14,052
Income from equity investments	(770)	(700)	(1,470)

Income before minority interest and income tax expense	27,938	47,240	75,178
Minority interest	788	1,540	2,328

Income before income tax expense	27,150	45,700	72,850
Income tax expense	10,146	17,126	27,272

Net income	$17,004	$28,574	$45,578

PNA GROUP, INC.

The tables below present our results of operations on a consolidated basis and by segment for the periods January 1, 2006 to May 9, 2006 (Predecessor) and May 10, 2006 to September 30, 2006 (Successor) and the combination of the results of these periods (dollars and tonnage in thousands). The combined information is the result of merely adding the Successor Company and Predecessor Company amounts and does not include any pro forma assumptions or adjustments.

Predecessor Company Period from January 1 to May 9, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$315,034	$172,156	$—	$487,190
Cost and expenses:
Cost of materials sold	253,790	147,822	—	401,612
Processing, distribution and S,G & A costs	30,962	18,080	4,731	53,773
Depreciation and amortization	1,293	1,967	2	3,262

Total operating costs and expenses	286,045	167,869	4,733	458,647

Operating income	$28,989	$4,287	$(4,733)	$28,543

Tons sold	373	228	—	601
Tons tolled	—	271	—	271

Tons shipped	373	499	—	872

Successor Company Period from May 10, 2006 to September 30, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$469,823	$205,810	$—	$675,633
Cost and expenses:
Cost of materials sold	366,619	173,827	—	540,446
Processing, distribution and S,G & A costs	46,340	23,675	1,518	71,533
Depreciation and amortization	3,204	1,149	84	4,437

Total operating costs and expenses	416,163	198,651	1,602	616,416

Operating income	$53,660	$7,159	$(1,602)	$59,217

Tons sold	522	256	—	778
Tons tolled	—	310	—	310

Tons shipped	522	566	—	1,088

Combined Predecessor/Successor Non-GAAP Nine Months Ended September 30, 2006	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Net sales	$784,857	$377,966	$—	$1,162,823
Cost and expenses:
Cost of materials sold	620,409	321,649	—	942,058
Processing, distribution and S,G & A costs	77,302	41,755	6,249	125,306
Depreciation and amortization	4,497	3,116	86	7,699

Total operating costs and expenses	702,208	366,520	6,335	1,075,063

Operating income	$82,649	$11,446	$(6,335)	$87,760

Tons sold	895	484	—	1,379
Tons tolled	—	581	—	581

Tons shipped	895	1,065	—	1,960

PNA GROUP, INC.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

The table below presents our results of operations for the three months ended September 30, 2006 (Successor) and 2007 (Successor).

(in thousands, except average realized price per ton)	Successor Three Months Ended September 30, 2006	% of Net Sales	Successor Three Months Ended September 30, 2007	% of Net Sales
Net sales	$434,301		$412,199
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	344,050	79.2%	345,017	83.7%
Processing	8,831	2.0%	8,263	2.0%
Distribution	6,707	1.5%	5,823	1.4%
Selling, general and administrative (S,G & A)	29,368	6.8%	33,304	8.1%
Amortization of intangibles	1,415	0.3%	1,308	0.3%
Depreciation	1,152	0.3%	1,658	0.4%

Total operating costs and expenses	391,523	90.2%	395,373	95.9%

Operating income	42,778	9.8%	16,826	4.1%
Interest expense, net	8,857	2.0%	11,416	2.8%
Income from equity investments	(413)	-0.1%	(679)	-0.2%

Income before minority interest and income tax expense	34,334	7.9%	6,089	1.5%
Minority interest	1,112	0.3%	931	0.2%

Income before income tax expense	33,222	7.6%	5,158	1.3%
Income tax expense	12,093	2.8%	2,225	0.5%

Net income	$21,129	4.9%	$2,933	0.7%

Tons sold	489		467
Tons tolled	193		166

Tons shipped	682		633

Average realized price per ton	$874		$869

Net sales. Net sales including tolling income decreased $22.1 million, or 5.1%, from $434.3 million for the three months ended September 30, 2006 to $412.2 million for the three months ended September 30, 2007. The reduction was primarily due to a decrease in volumes sold of 4.5%, decrease in volumes tolled of 14.0% and decrease in average realized prices of 0.6%.

Cost of materials sold. Cost of materials sold increased $0.9 million, or 0.3%, from $344.1 million for the three months ended September 30, 2006 to $345.0 million for the three months ended September 30, 2007. This was primarily due to a 5.0% increase in average cost per ton of product purchased offset by a decrease in volumes sold of 4.5%.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $2.5 million, or 5.6%, from $44.9 million for the three months ended September 30, 2006 to $47.4 million for the three months ended September 30, 2007. The increase was due primarily to participation plan expenses of $3.9 million in 2007 that were not incurred in 2006.

Amortization and depreciation. Amortization of intangibles decreased $0.1 million from $1.4 million for the three months ended September 30, 2006 to $1.3 million for the three months ended September 30, 2007. Amortization of intangibles is related to the acquisitions of PNA and MSC, both of which were completed in May 2006. Depreciation expense increased $0.5 million from $1.2 million for the three months ended September 30, 2006 to $1.7 million for the three months ended September 30, 2007. The increase was related primarily to the acquisition of approximately $13.0 million in fixed assets during the twelve month period ended September 30, 2007.

PNA GROUP, INC.

Interest expense. Interest expense increased $2.5 million from $8.9 million for the three months ended September 30, 2006 to $11.4 million for the three months ended September 30, 2007 primarily due to: (a) the $250.0 million unsecured Senior Notes, which were issued on August 15, 2006 principally to finance the acquisitions of PNA and MSC, and (b) the $49.9 million in mortgage loans at Travel Main’s subsidiaries which were issued September 28, 2006. As a result of the timing of issuance of these debt instruments, neither fully effected interest expense for the three months ended September 30, 2006 and both were outstanding for the entire three months ended September 30, 2007.

Income tax expense. Income tax expense decreased from $12.1 million for the three months ended September 30, 2006 to $2.2 million for the three months ended September 30, 2007. Income tax expense represented 36.4% and 43.1% of income before income tax expense for the three months ended September 30, 2006 and 2007, respectively. A portion of the increase is due to higher projected state taxes in 2007 due, in part, to recent changes in state tax law. The remainder is primarily due to certain corporate expenses not being deductible for state taxes as well as other permanent differences between taxable income and book income. The amount of these differences between book and taxable income have a more significant impact on the quarterly effective tax rate due to the Company’s lower level of earnings during the three months ended September 30, 2007 compared to the same period in the prior year thus resulting in an increase in the effective tax rate for the three months ended September 30, 2007 compared to the same period in the prior year.

Results by Segment— Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

Long Products and Plate Segment

The table below presents our results of operations for our Long Products and Plate segment for the three months ended September 30, 2006 (Successor) and 2007 (Successor) (dollars and tonnage in thousands).

	Successor Three Months Ended September 30, 2006	% of Net Sales	Successor Three Months Ended September 30, 2007	% of Net Sales
Net sales	$305,717		$305,823
Cost and expenses:			—
Cost of materials sold (exclusive of items shown below)	235,387	77.0%	253,099	82.8%
Processing, distribution and S,G & A costs	30,753	10.1%	31,511	10.3%
Depreciation and amortization	1,880	0.6%	2,020	0.7%

Total operating costs and expenses	268,020	87.7%	286,630	93.7%

Operating income	$37,697	12.3%	$19,193	6.3%

Tons sold	333		331
Tons tolled	—		—

Tons shipped	333		331

Average realized price per ton	$918		$924

Net sales. Net sales increased $0.1 million from $305.7 million for the three months ended September 30, 2006 to $305.8 million for the three months ended September 30, 2007. A decrease in volume sold of 0.6% was offset by a 0.7% increase in average realized price per ton.

Cost of materials sold. Cost of materials sold increased $17.7 million, or 7.5%, from $235.4 million for the three months ended September 30, 2006 to $253.1 million for the three months ended September 30, 2007. The increase was primarily due to an 8.4% increase in average cost per ton of product purchased offset by a decrease in volumes sold of 0.6%.

PNA GROUP, INC.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $0.7 million, or 2.3%, from $30.8 million for the three months ended September 30, 2006 to $31.5 million for the three months ended September 30, 2007.

Amortization and depreciation. Depreciation and amortization expense increased $0.1 million from $1.9 million for the three months ended September 30, 2006 to $2.0 million for the three months ended September 30, 2007 primarily due to the acquisition of fixed assets during the twelve month period ending September 30, 2007.

Flat Rolled Segment

The table below presents our results of operations for our Flat Rolled segment for the three months ended September 30, 2006 (Successor) and 2007 (Successor) (dollars and tonnage in thousands).

	Successor Three Months Ended September 30, 2006	% of Net Sales	Successor Three Months Ended September 30, 2007	% of Net Sales
Net sales	$128,584		$106,376
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	108,663	84.5%	91,918	86.4%
Processing, distribution and S,G & A costs	12,976	10.1%	13,597	12.8%
Depreciation and amortization	685	0.5%	801	0.8%

Total operating costs and expenses	122,324	95.1%	106,316	99.9%

Operating income	$6,260	4.9%	$60	0.1%

Tons sold	156		137
Tons tolled	193		166

Tons shipped	349		303

Average realized price per ton (exclusive of tolling income and tons tolled)	$781		$734

Net sales. Net sales including tolling income decreased $22.2 million, or 17.3%, from $128.6 million for the three months ended September 30, 2006 to $106.4 million for the three months ended September 30, 2007. The decrease was primarily related to a 12.2% decline in volumes sold, a 14.0% decrease in tolled volumes, and a 6.0% decrease in average realized price per ton.

Cost of materials sold. Cost of materials sold decreased $16.8 million, or 15.5%, from $108.7 million for the three months ended September 30, 2006 to $91.9 million for the three months ended September 30, 2007. The decrease was primarily related to a 12.2% decline in volumes sold and a decrease in the average cost per ton of 3.3%.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $0.6 million, or 4.6%, from $13.0 million for the three months ended September 30, 2006 to $13.6 million for the three months ended September 30, 2007. The increase was principally due to severance costs incurred during the three months ended September 30, 2007 offset by reduction of pension expenses resulting from the freezing of the retirement plans at the end of fiscal year 2006.

Amortization and depreciation. Depreciation and amortization expense increased $0.1 million from $0.7 million for the three months ended September 30, 2006 to $0.8 million for the three months ended September 30, 2007 primarily due to the acquisition of fixed assets during the twelve month period ending September 30, 2007.

PNA GROUP, INC.

Corporate and Other

This category reflects administrative costs and expenses management has not allocated to its reportable segments. These costs include compensation for executive officers and support staff, professional fees for audit, tax and legal services, consulting fees and travel and entertaining.

Corporate expenses increased $1.2 million, or 100%, from $1.2 million for the three months ended September 30, 2006 to $2.4 million for the three months ended September 30, 2007 related primarily to incremental costs incurred in 2007 including increased personnel costs of $0.5 million and provision for the management participation plan of $0.8 million.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

The table below presents our results of operations for the nine months ended September 30, 2006 (Combined) and 2007 (Successor).

(in thousands, except average realized price per ton)	Combined Predecessor/ Successor Non-GAAP Nine Months Ended September 30, 2006	% of Net Sales	Successor Nine Months Ended September 30, 2007	% of Net Sales
Net sales	$1,162,823		$1,234,194
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	942,058	81.0%	1,019,248	82.6%
Processing	26,091	2.2%	24,548	2.0%
Distribution	16,081	1.4%	17,204	1.4%
Selling, general and administrative (S,G & A)	83,134	7.1%	93,572	7.6%
Amortization of intangibles	2,125	0.2%	4,058	0.3%
Depreciation	5,574	0.5%	4,625	0.4%

Total operating costs and expenses	1,075,063	92.5%	1,163,255	94.3%

Operating income	87,760	7.5%	70,939	5.7%
Interest expense, net	14,052	1.2%	32,570	2.6%
Income from equity investments	(1,470)	-0.1%	(1,818)	-0.1%

Income before minority interest and income tax expense	75,178	6.5%	40,187	3.3%
Minority interest	2,328	0.2%	2,624	0.2%

Income before income tax expense	72,850	6.3%	37,563	3.0%
Income tax expense	27,272	2.3%	14,561	1.2%

Net income	$45,578	3.9%	$23,002	1.9%

Tons sold	1,379		1,417
Tons tolled	581		493

Tons shipped	1,960		1,910

Average realized price per ton	$825		$857

Net sales. Net sales including tolling income increased $71.4 million, or 6.1%, from $1,162.8 million for the nine months ended September 30, 2006 to $1,234.2 million for nine months ended September 30, 2007. The

PNA GROUP, INC.

increase was primarily related to $81.2 million of incremental sales in 2007 of MSC which was acquired May 31, 2006 offset by a decrease in tons sold of 4.4% (exclusive of MSC tons sold).

Cost of materials sold. Cost of materials sold increased $77.1 million, or 8.2%, from $942.1 million for the nine months ended September 30, 2006 to $1,019.2 million for the nine months ended September 30, 2007. Of the increase, $72.2 million related to incremental cost of materials sold in 2007 of MSC which was acquired May 31, 2006.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $10.0 million, or 8.0%, from $125.3 million for the nine months ended September 30, 2006 to $135.3 million for the nine months ended September 30, 2007. Of the increase, $6.3 million was due to the addition of MSC which was acquired May 31, 2006. The remainder of the increase was due primarily to increases in corporate personnel costs of $2.2 million, audit and other professional fees of $1.1 million, and $1.3 million in expenses related to Sarbanes-Oxley external consulting services. In addition to these increases in corporate expenses, the Company provided for $7.2 million in participation plan expense in 2007 that was not incurred in 2006. These increases were partially offset by $3.9 million in non-recurring transaction bonuses incurred in 2006 and a 13.8% decrease in volume of tons of product shipped in our Flat Rolled segment. Virtually all the steel sold by the Flat Rolled segment receives processing as compared to less than 30% of steel sold by the Long Products and Plate segment. Thus, while the total volume of steel shipped by the Company decreased 2.6% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the decrease in volume at the Flat Rolled segment had a more significant impact on processing costs than the increase in volume at the Long Products and Plate segment.

Amortization and depreciation. Amortization of intangibles increased $2.0 million from $2.1 million for the nine months ended September 30, 2006 to $4.1 million for the nine months ended September 30, 2007. Amortization of intangibles is related to the acquisitions of PNA and MSC, both of which were completed in May 2006. Therefore, for the nine months ended September 30, 2006 there is approximately four and a half months of amortization expense recorded as compared to nine months of amortization expense recorded for the nine months ended September 30, 2007. Depreciation expense decreased $1.0 million from $5.6 million for the nine months ended September 30, 2006 to $4.6 million for the nine months ended September 30, 2007. The decrease was related primarily to the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation subsequent to the acquisition.

Interest expense. Interest expense increased $18.5 million from $14.1 million for the nine months ended September 30, 2006 to $32.6 million for the nine months ended September 30, 2007 primarily due to: (a) the $250.0 million unsecured Senior Notes, which were issued on August 15, 2006 principally to finance the acquisitions of PNA and MSC and (b) $49.9 million in mortgage loans at Travel Main’s subsidiaries issued September 28, 2006.

Income tax expense. Income tax expense decreased from $27.3 million for the nine months ended September 30, 2006 to $14.6 million for the nine months ended September 30, 2007. Income tax expense represented 37.4% and 38.8% of income before income tax expense for the nine months ended September 30, 2006 and 2007, respectively.

PNA GROUP, INC.

Results by Segment— Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

Long Products and Plate Segment

The table below presents our results of operations for our Long Products and Plate segment for the nine months ended September 30, 2006 (Combined) and the nine months ended September 30, 2007 (Successor) (dollars and tonnage in thousands).

	Combined Predecessor/ Successor Non-GAAP Nine Months Ended September 30, 2006	% of Net Sales	Successor Nine Months Ended September 30, 2007	% of Net Sales
Net sales	$784,857		$903,181
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	620,409	79.0%	735,374	81.4%
Processing, distribution and S,G&A costs	77,302	9.8%	90,500	10.0%
Depreciation and amortization	4,497	0.6%	6,249	0.7%

Total operating costs and expenses	702,208	89.5%	832,123	92.1%

Operating income	$82,649	10.5%	$71,058	7.9%

Tons sold	895		993
Tons tolled	—		—

Tons shipped	895		993

Average realized price per ton	$877		$910

Net sales. Net sales increased $118.3 million, or 15.1%, from $784.9 million for the nine months ended September 30, 2006 to $903.2 million for the nine months ended September 30, 2007. Of the increase, $81.2 million related to incremental sales in 2007 of MSC which was acquired May 31, 2006. The remainder of the increase was primarily due to an increase in average realized prices of 4.9% (exclusive of MSC average realized price per ton).

Cost of materials sold. Cost of materials sold increased $115.0 million, or 18.5%, from $620.4 million for the nine months ended September 30, 2006 to $735.4 million for the nine months ended September 30, 2007. Of the increase, $72.2 million related to incremental cost of materials sold in 2007 of MSC which was acquired May 31, 2006. The remainder of the increase was primarily due to a 7.3% increase in average cost per ton of product purchased (exclusive of MSC average cost per ton).

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $13.2 million, or 17.1%, from $77.3 million for the nine months ended September 30, 2006 to $90.5 million for the nine months ended September 30, 2007. Of the increase, $6.3 million was due to the addition of MSC which was acquired May 31, 2006 and $3.4 million related to the provision for the management participation plan. The remainder of the increase was due to a 10.9% increase in volumes sold.

Amortization and depreciation. Depreciation and amortization expense increased $1.7 million from $4.5 million for the nine months ended September 30, 2006 to $6.2 million for the nine months ended September 30, 2007. Amortization of intangibles increased $2.0 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to the acquisitions of PNA and MSC, both completed in May 2006. Therefore, for the nine months ended September 30, 2006 there is approximately four and a half months of amortization expense recorded as compared to nine months of amortization expense recoded for the nine months

PNA GROUP, INC.

ended September 30, 2007. The increase in amortization expense was offset by a decrease in depreciation of $0.2 million related primarily to the acquisition of PNA in May 2006 in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation subsequent to the acquisition.

Flat Rolled Segment

The table below presents our results of operations for our Flat Rolled segment for the nine months ended September 30, 2006 (Combined) and the nine months ended September 30, 2007 (Successor) (dollars and tonnage in thousands).

	Combined Predecessor/ Successor Non-GAAP Nine Months Ended September 30, 2006	% of Net Sales	Successor Nine Months Ended September 30, 2007	% of Net Sales
Net sales	$377,966		$331,013
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	321,649	85.1%	283,874	85.8%
Processing, distribution and S,G&A costs	41,755	11.0%	36,937	11.2%
Depreciation and amortization	3,116	0.8%	1,999	0.6%

Total operating costs and expenses	366,520	97.0%	322,810	97.5%

Operating income	$11,446	3.0%	$8,203	2.5%

Tons sold	484		425
Tons tolled	581		493

Tons shipped	1,065		918

Average realized price per ton (exclusive of tolling income and tons tolled)	$740		$737

Net sales. Net sales including tolling income decreased $47.0 million, or 12.4%, from $378.0 million for the nine months ended September 30, 2006 to $331.0 million for the nine months ended September 30, 2007. The decrease was primarily related to a 12.2% decline in volumes sold, a 15.1% decrease in tolled volumes, and a 0.4% decrease in average realized price per ton.

Cost of materials sold. Cost of materials sold decreased $37.7 million, or 11.7%, from $321.6 million for the nine months ended September 30, 2006 to $283.9 million for the nine months ended September 30, 2007. The decrease was primarily related to a 12.2% decline in volumes sold partially offset by a 0.6% increase in average cost per ton.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses decreased by $4.9 million, or 11.7%, from $41.8 million for the nine months ended September 30, 2006 to $36.9 million for the nine months ended September 30, 2007. The decrease is primarily due to a decrease in pension related costs of $1.7 million principally related to curtailment of the Feralloy plans and the effect in the latter portion of 2006 of closing the Cleveland location of $1.7 million. The remainder of the decrease was due to decreases in processing and distribution costs resulting from decreases in tons of product shipped.

Amortization and depreciation. Depreciation and amortization expense decreased $1.1 million from $3.1 million for the nine months ended September 30, 2006 to $2.0 million for the nine months ended September 30, 2007 primarily due to a decrease in depreciation of $1.2 million resulting from the acquisition of PNA in which estimated fair value of net assets acquired exceeded the purchase price. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets resulting in a reduction of the carrying value of property, plant and equipment and a corresponding decrease in depreciation in 2007 compared to 2006.

PNA GROUP, INC.

Corporate and Other

This category reflects administrative costs and expenses management has not allocated to its reportable segments. These costs include compensation for executive officers and support staff, professional fees for audit, tax and legal services, consulting fees and travel and entertaining.

Corporate expenses rose by $2.0 million, or 31.7%, from $6.3 million for the nine months ended September 30, 2006 to $8.3 million for the nine months ended September 30, 2007 related primarily to incremental costs incurred in 2007 including increased personnel costs of $2.2 million, increased professional fees of $1.1 million, $1.8 million related to the provision for the management participation plan and $0.4 million in expenses related to Travel Main administrative expenses. These increases were partially offset by $3.9 million in non-recurring transaction bonuses incurred in 2006.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under PNA’s revolving credit facility and our cash flow from operations. Under the terms of our revolving credit facility we may borrow up to 65% of eligible inventory and 85% of eligible trade receivables. As of September 30, 2007, we had $172.4 million of availability under the revolving credit facility. The following discussion of the principal sources and uses of cash should be read in conjunction with our condensed Consolidated Statements of Cash Flows for the periods January 1, 2006 to May 9, 2006 and from May 10, 2006 to September 30, 2006 and nine months ended September 30, 2007 included elsewhere in this Quarterly Report.

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products generally increase over their historical costs; accordingly, our cost of materials sold as a percent of net sales tends to decrease and our working capital (which consists primarily of accounts receivable and inventory) tends to increase. Conversely, when metal prices fall, our cost of materials sold as a percent of net sales tends to increase and working capital tends to decrease. Our working capital (current assets less current liabilities) increased from $425.8 million at December 31, 2006 to $453.2 million at September 30, 2007 primarily due to an increase in accounts receivable of $25.7 million (including the allowance for doubtful accounts) and decrease in other payables and income taxes payable of $14.1 million and $8.5 million, respectively. These increases in working capital items were offset by a decrease in inventory of $19.1 million. The increase in accounts receivable was primarily due to the higher level of net sales for the two months ended September 30, 2007 compared to the two months ended December 31, 2006. The decrease in other payables was primarily the result of: (a) a reduction in accrued interest of $7.1 million due to the semi-annual payment of interest due September 1, 2007 on the Senior Notes, (b) the payment of $5.3 million in deferred consideration payable, and (c) the payment of bonuses which resulted in a decrease in accrued bonuses of $1.1 million. Income taxes payable decreased primarily due to the timing of payments at the end of fiscal year 2006 compared to payments made at September 30, 2007. Inventory levels in 2007 have declined in relation to levels on hand at the end of fiscal year 2006 due primarily to concerted efforts on the part of the Company to increase operating efficiencies and reduce inventory on hand. These efforts resulted in 24,000 fewer tons of product on hand at September 30, 2007 compared to December 31, 2006.

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

PNA GROUP, INC.

projects that are expected to increase our capacity beginning in 2008. We are confident that we will be able to finance such expansion projects in the future from operating cash flows, and if necessary, we expect to have borrowing capacity under PNA’s revolving credit agreement or to obtain other financing as needed to implement future planned projects.

During the periods January 1, 2006 to May 9, 2006 and from May 10, 2006 to September 30, 2006, net cash used by operating activities was $23.1 million and $59.0 million, respectively, which, combined, total $82.0 million net cash used by operations for the nine months ended September 30, 2006. Net income for the nine months ended September 30, 2006 (Combined) totaled $45.6 million, of which $7.7 million related to non-cash depreciation and amortization charges. Therefore, the difference between net income plus depreciation and amortization and net cash used by operations for the nine months ended September 30, 2006 was $135.3 million, which primarily related to cash used for increases in inventory of $133.2 million and an increase in accounts receivable of $52.1 million. Inventory levels increased due to a somewhat overstocked inventory position in 2006 caused by extended lead times from steel mills, growth of our operations in 2006 and increases in the market prices of steel over the prior year. The increase in accounts receivable was primarily due to the higher level of net sales for the two months ended September 30, 2007 compared to the two months ended December 31, 2006. These uses of cash were offset by cash provided as a result of an increase in accounts payable of $38.5 million and decrease in other assets of $10.2 million.

Net cash used in investing activities was $2.5 million for the period January 1, 2006 to May 9, 2006 related to purchases of property, plant and equipment. Net cash used in investing activities was $314.2 million for the period May 10, 2006 to September 30, 2006 of which $261.6 million related to the acquisition of PNA and $53.7 million related to the acquisition of MSC.

During the nine months ended September 30, 2007, net cash provided by operating activities was $9.7 million. Net income for the period was $23.0 million, of which $9.6 million related to non-cash depreciation and amortization charges. Therefore, the difference between net income plus depreciation and amortization and net cash used in operations for the nine months ended September 30, 2007 was $ 22.9 million, which primarily related to an increase in accounts receivable of $26.7 million and decreases in accruals, income tax payable and accrued pension costs of $9.8 million, $9.4 million and $1.5 million, respectively. The changes in these working capital items were partially offset by decreases in inventory of $19.1 million and an increase in net payables to affiliates of $3.7 million. The increase in accounts receivable was primarily related to increased sales levels in the second quarter of 2007 compared to the fourth quarter of 2006. Inventory levels in 2007 have declined in relation to levels on hand at the end of fiscal year 2006 due primarily to concerted efforts on the part of the Company to increase operating efficiencies and reduce inventory on hand. These efforts resulted in 24,000 fewer tons of product on hand at September 30, 2007 compared to December 31, 2006. The change in accruals primarily relates to the payment of interest on the Senior Notes resulting in a decrease in accrued interest of $7.1 million and the decrease in accrued pension costs is primarily related to the freezing of the SERP plan in the first quarter of 2007. Income taxes payable decreased primarily due to the timing of payments at the end of fiscal year 2006 compared to payments made at September 30, 2007. The increase in amounts owed to affiliates was primarily due to federal tax relief on interest paid by PNA Intermediate.

Net cash used in investing activities was $15.9 million for the nine months ended September 30, 2007, of which $10.6 million related to purchases of property, plant and equipment and $5.3 million related to the payment of deferred consideration to the former owner of MSC.

Financing Activities

Net cash provided by financing activities was $24.8 million for the period January 1, 2006 to May 9, 2006, primarily from term loan proceeds of $85.0 million offset by payments on the revolving credit facility of $54.5 million, $3.4 million in deferred financing costs incurred related to PNA’s senior secured credit facility and $2.0 million in dividends paid. Net cash provided by financing activities was $376.4 million for the period May 10, 2006 to September 30, 2006, primarily from the proceeds of the issuance of the Senior Notes of $250.0 million, net proceeds of borrowings under PNA’s revolving credit facility of $163.3 million, the issuance of $62.5 million in common stock to Platinum in connection with the Platinum Acquisition, and net proceeds of the Travel Main mortgage loans of $47.7 million which were offset by the payoff of the term loan of $85.0 million, dividends paid to PNAG Holding of $52.0 million and payment of financing costs incurred in association with Senior Notes and the amended and restated revolving credit facility totaling $8.6 million.

Net cash provided by financing activities was $6.5 million for the nine months ended September 30, 2007 which includes net proceeds on the revolving credit facility of $23.6 million offset by dividends totaling $14.0 million paid to PNA Intermediate and PNAG Holding, deferred financing costs incurred of $1.4 million and dividends paid to minority interest holders of $1.3 million.

PNA GROUP, INC.

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

The indenture governing the Senior Notes contains restrictions on dividends payable by PNA to PNA Intermediate. These restrictions are based on our consolidated net income and other factors including provisions that the Company’s performance meets certain operating ratio covenants, although PNA may pay dividends not in excess of $15 million in the aggregate that are not subject to such restrictions. The restriction on payment of dividends by PNA to PNA Intermediate results in a restriction on our retained earnings. Approximately $33.1 million of PNA’s retained earnings were unrestricted, and therefore available for payment of dividends, as of September 30, 2007.

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

Senior Secured Credit Facilities. In connection with the Platinum Acquisition, on May 9, 2006 we amended and restated our senior secured credit agreement. Our senior secured credit facilities provide for senior secured financing of up to approximately $460 million, of which $85 million was a term loan facility that was permanently repaid with the proceeds of the PNA Offering. As of September 30, 2007, $188.0 million was outstanding under the revolving credit facility.

The loans are charged interest on a base rate method or a LIBOR method, at the option of the Company, as defined in the credit agreement. Interest on the loans is paid on a monthly or quarterly basis, depending on whether the loan is under the base rate method or LIBOR method. The interest rate per annum applicable to revolver loans made or outstanding as base rate loans is equal to the base rate in effect, and the interest rate per annum applicable to revolver loans made or outstanding as LIBOR loans is equal to the relevant adjusted LIBOR rate for the applicable interest period selected by us, in each case plus an applicable margin percentage.

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

PNA GROUP, INC.

Related Parties

PNA paid cash dividends of $2.0 million to Preussag North America, Inc. during the period January 1, 2006 to May 9, 2006. Dividends paid to PNAG Holding during the period May 9, 2006 to December 31, 2006 consisted of the non-cash real estate transfer valued at $34.5 million and cash dividends of $7.1 million plus $54.2 million representing the return of capital received at the time of the acquisition of MSC. Dividends paid to our parent totaled $14.0 million during the nine months ended September 30, 2007.

The Company paid Platinum $3.8 million during the period May 10, 2006 to September 30, 2006 and $1.3 million and $3.8 million during the three and nine months ended September 30, 2007, respectively, related to its annual monitoring fee pursuant to the Corporate Advisory Services Agreement with Platinum.

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

Implementation of the changes to the SERP was effective March 1, 2007 to allow for appropriate notice to affected employees and provide time necessary for essential actuarial studies and analysis with respect to the design change and preparation of operative documents. As a result, in accordance with Statement of Financial Accounting Standard No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a curtailment gain of $2.2 million in the fourth quarter of fiscal year 2006 related to freezing benefits of its Non-Union Pension Plan and $0.7 million during the nine months ended September 30, 2007 related to freezing benefits of its SERP.

Effective May 17, 2007, we adopted a Participation Agreement for the purpose of providing incentive compensation to our key employees. The incentive compensation is awarded in the form of non-equity performance units, the value of which is related to the appreciation in our value. The performance units are payable to participants upon the occurrence of a “qualifying event” defined as (1) a sale of any of our common stock by Platinum (other than a sale to our affiliates), (2) the consummation of a public offering of our stock owned by Platinum or its affiliates or (3) the payment of cash dividends to Platinum by us (other than dividends arising out of or relating to any real estate owned by us or our subsidiaries as of the effective date of the Participation Plan). The participants initially vested 25% at the inception of the Participation Plan and vest an additional 25% each year over the succeeding three years beginning October 1, 2007. Any vested amounts paid under the Participation Plan will be treated as compensation at the PNA level. The Participation Plan expires December 31, 2017, and all performance units terminate upon the termination or expiration of the Participation Plan. Subject to certain exceptions, upon a termination of employment, all performance units granted to a participant will be forfeited.

PNA GROUP, INC.

Commitments, Contingencies and Contractual Obligations

During the third quarter of fiscal year 2007, the Company determined that the quality of certain material it received primarily during the second quarter of fiscal year 2007 from steel traders dealing with certain foreign suppliers is inconsistent with the mill’s certification of the steel specifications that accompanied such material. The Company is currently in a dispute with such steel traders regarding the quality of specific orders of steel purchased from these suppliers. The Company established a reserve of $0.6 million related to the value of such inventory on hand as of September 30, 2007 representing the difference between the carrying value of the inventory and its estimated market value. If market conditions are less favorable than those projected by the Company, additional charges to increase this reserve may be required

With regard to potential claims against the Company related to the quality of such steel previously sold, management believes there may be limited ability of the Company to ultimately recover from the foreign suppliers to the extent that any valid claims are made against the Company for which the Company does not carry, or does not carry sufficient, insurance coverage. As the Company, consistent with industry practice, does not generally perform independent testing of the steel it receives from mills with mill certifications, we are currently evaluating the extent to which we may have received similarly non-conforming steel from foreign suppliers through various steel traders in prior periods. Management is not able at this time to determine what, if any, effect these events may have on the Company’s consolidated financial position or consolidated results of operations in the future.

We are also involved in several other legal proceedings, claims and litigation arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding or claim will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

We had purchase commitments of approximately $232.3 million for inventory at September 30, 2007. These commitments were made to assure the Company a normal supply of stock and, in management’s opinion, will be sold to obtain normal profit margins.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Act of 1934, as amended. Based upon that evaluation, our management including our Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file with the SEC is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As described below, the Company implemented new controls and procedures during the period covered in this report that materially affected its internal control over financial reporting.

Remediation of Material Weaknesses

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

The following was reported July 19, 2006:

•

Accounting and finance resources: The Company had not maintained a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in financial controls, the application of generally accepted accounting principles, and a general understanding of reporting requirements for SEC registrants commensurate with our financial reporting requirements. The Company determined that, as of March 31, 2007, we had remediated this material weakness;

PNA GROUP, INC.

The following were reported January 29, 2007:

•

Financial control environment: The Company did not maintain fully documented and effectively communicated accounting policies and procedures throughout the organization. The Company determined, that as of March 31, 2007, we had remediated this material weakness; and

•

Period-end close and financial reporting: The Company did not maintain effective controls over certain period-end financial close and reporting processes. This includes failure to follow an effective monthly/quarterly financial close and consolidation schedule incorporating critical and realistic timing, pre-established analytics, and comprehensive corporate review. The control deficiency resulted in errors in the statements of cash flows and equity that necessitated restatements of quarterly financials in 2006. The Company has determined that as of September 30, 2007, we have remediated this material weakness.

The following actions, among others, were taken as remediation measures to address the material weaknesses identified above:

•

A corporate controller has been hired by us, and we have contracted with outside consulting resources in the form of SEC and tax advisory services. In April 2007, we hired William S. Johnson, Senior Vice President of Finance, a former chief financial officer of an SEC reporting company in the metals service center industry. We have also engaged a national financial services consulting company specializing in internal auditing and Sarbanes-Oxley Section 404 compliance services; and

•

During the third quarter of 2007, we implemented additional procedures to more proficiently execute our period end close process. Procedures implemented by management included: implementation of reporting standards and more timely deadlines at our subsidiary companies as well as the provision of subsidiary certifications; development of documentation and retention guidelines; implementation of financial disclosure checklists; and establishment of a disclosure committee to monitor the period-end close process, review the financial disclosure checklists and evaluate current operations for potential disclosure items or other matters that would affect financial reporting.

Efforts to remediate the material weaknesses related to control deficiencies in our period end close and financial reporting processes have been ongoing throughout 2007. A period of time was required to formulate and execute these steps which were implemented primarily in June and July 2007. As noted above, management concluded that all such remediation efforts were completed as of September 30, 2007.

We plan to continue to work closely with our consultants and financial management to monitor ongoing adherence with disclosure controls and procedures and to provide the resources necessary to ensure compliance with the requirements of the Securities and Exchange Act of 1934, as amended, and Section 404 of the Sarbanes-Oxley Act of 2002. We may, however, encounter unexpected difficulties with regard to the maintenance of such disclosure controls and procedures, and the aforementioned material weaknesses may recur or management may identify other material weaknesses in the future.

PNA GROUP, INC.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

During the nine months ended September 30, 2007, there were no material changes to the risk factors disclosed in the section of the Company’s Registration Statement on Form S-4 (Registration No. 333-142896) entitled “Risk Factors” except as set forth below.

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

Dated: November 13, 2007

PNA Group, Inc.

By:	/s/ Maurice S. Nelson, Jr.
Maurice S. Nelson, Jr.
Chief Executive Officer and President

By:	/s/ Christopher J. Moreton
Christopher J. Moreton
Chief Financial Officer