Form 10-Q
period 2008-06-30
PNA Group, Inc.
filed 2008-08-14
CIK 1397457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2008, the registrant had 1,000 shares of its common stock, $1 par value per share, outstanding.

PNA GROUP, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except share amounts)

	December 31, 2007	June 30, 2008
Assets
Current assets
Cash and cash equivalents	$4,897	$4,527
Restricted cash	2,096	1,786
Accounts receivable, less allowance for doubtful accounts of $4,985 and $6,463, respectively	185,932	309,959
Inventories, net	392,110	513,791
Receivables from affiliates	2,662	3,078
Other current assets	18,947	16,775

Total current assets	606,644	849,916
Property, plant and equipment, net	72,104	90,841
Goodwill	32,667	32,454
Intangible assets, net	34,380	30,048
Deferred financing costs, net	11,351	10,989
Equity investments	8,941	9,723
Other noncurrent assets	2,215	4,792

Total assets	$768,302	$1,028,763

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$136,218	$213,022
Payables to affiliates	1,125	1,033
Other payables	42,018	51,559
Income taxes payable	6,949	28,526

Total current liabilities	186,310	294,140
Long term debt, net of current maturities	511,602	595,787
Deferred income taxes	1,194	6,993
Accrued pension costs	3,316	3,232

Total liabilities	702,422	900,152

Commitments and contingencies
Minority interest	1,483	1,909
Stockholder’s equity
Common stock: $1 par value – 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	64,188	64,188
Retained earnings	—	62,305
Accumulated other comprehensive income	208	208

Total stockholder’s equity	64,397	126,702

Total liabilities and stockholder’s equity	$768,302	$1,028,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

	Three Months Ended June 30,
	2007	2008
Net sales	$414,673	$640,145
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	338,695	481,615
Processing	8,148	12,571
Distribution	5,790	7,531
Selling, general and administrative	31,646	43,113
Amortization of intangibles	1,359	2,069
Depreciation	1,387	2,072

Total operating costs and expenses	387,025	548,971

Operating income	27,648	91,174
Interest expense	10,467	11,238
Income from equity investments	(686)	(124)

Income before minority interest and income tax expense	17,867	80,060
Minority interest	822	1,332

Income before income tax expense	17,045	78,728
Income tax expense	6,416	29,892

Net income	$10,629	$48,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands of dollars)

	Six Months Ended June 30,
	2007	2008
Net sales	$821,995	$1,114,182
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	674,231	865,696
Processing	16,285	22,495
Distribution	11,381	13,745
Selling, general and administrative	60,268	76,492
Amortization of intangibles	2,750	4,457
Depreciation	2,967	3,885

Total operating costs and expenses	767,882	986,770

Operating income	54,113	127,412
Interest expense	21,154	23,608
Income from equity investments	(1,139)	(782)

Income before minority interest and income tax expense	34,098	104,586
Minority interest	1,693	2,464

Income before income tax expense	32,405	102,122
Income tax expense	12,336	39,104

Net income	$20,069	$63,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

SIX MONTHS ENDED JUNE 30, 2008

(in thousands of dollars, except shares)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Value
Balances at December 31, 2007	1,000	$1	$64,188	$—	$208	$64,397
Net income	—	—	—	63,018	—	63,018
Dividends paid	—	—	—	(1,428)	—	(1,428)
Net income of consolidated variable interest entity	—	—	—	715	—	715

Balances at June 30, 2008	1,000	$1	$64,188	$62,305	$208	$126,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities
Net income	$20,069	$63,018
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	5,717	8,342
Amortization of deferred financing costs	587	813
Provision for bad debts	427	1,823
Deferred income taxes	1,652	(155)
(Gain) loss on disposal of fixed assets	(517)	8
Minority interests	1,693	2,464
Income from equity investments	(1,139)	(782)
Dividends received from equity investments	630	—
Changes in operating assets and liabilities (excluding effects of businesses acquired):
Accounts receivable	(19,178)	(110,296)
Inventories	17,034	(88,621)
Prepaid expenses and other assets	4,379	244
Accounts payable, accrued expenses and other liabilities	(10,773)	93,664

Net cash provided by (used in) operating activities	20,581	(29,478)

Cash flows from investing activities
(Decrease) increase in restricted cash	(1,164)	310
Purchases of property, plant and equipment	(8,271)	(12,510)
Proceeds from disposals of property, plant and equipment	1,084	48
Acquisition of MSC, net of cash acquired	(5,300)	—
Acquisition of Sugar Steel, net of cash acquired	—	(39,760)

Net cash used in investing activities	(13,651)	(51,912)

Cash flows from financing activities
Net proceeds on revolving credit facility	3,035	84,638
Other long-term debt	(277)	(416)
Deferred financing costs	(689)	(451)
Dividend paid to minority interest holders	(833)	(1,323)
Dividends paid to parent	(8,488)	(1,428)

Net cash (used in) provided by financing activities	(7,252)	81,020

Net decrease in cash and cash equivalents	(322)	(370)
Cash and cash equivalents at beginning of period	3,201	4,897

Cash and cash equivalents at end of period	$2,879	$4,527

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,803	$22,735

Income taxes	$19,380	$17,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

Note 1. Description of Business

Description of Business

PNA Group, Inc. (“PNA”) is a holding company which provides management services to and conducts business through six operating subsidiaries. PNA and its subsidiaries are referred to collectively herein as the “Company” or “Successor Company”, “we”, “us” or “our”. PNA is a wholly owned subsidiary of PNA Intermediate Holding Corporation (“PNA Intermediate”), which is a wholly owned subsidiary of PNA Group Holding Corporation (“PNA Group Holding”, formerly known as Travel Holding Corporation).

Prior to 2006, PNA was owned by Preussag North America, Inc., a holding company which was the U.S. subsidiary of a German corporation. On May 9, 2006, PNA was acquired by PNA Group Holding, an entity controlled by Platinum Equity Capital Partners. PNA Intermediate was incorporated in Delaware on January 25, 2007 as a wholly owned subsidiary of PNA Group Holding. The capital stock of PNA was contributed by PNA Group Holding to PNA Intermediate on January 29, 2007. As a result, PNA became a wholly-owned subsidiary of PNA Intermediate.

We are a leading national steel service center group that distributes steel products and provides value-added steel processing services to our customers, which are largely comprised of fabricators and original equipment manufacturers, across a diversified group of industries, including the non-residential construction, machinery and equipment, manufacturing, oil and gas, telecommunications and utilities markets. The Company distributes a variety of steel products, including a full line of structural and long products, plate, flat rolled coil, tubulars and sheet, as well as performs a variety of value-added processing services.

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

On June 16, 2008, PNA Group Holding and its stockholders entered into a Stock Purchase Agreement with a subsidiary of Reliance Steel & Aluminum Co. (“Reliance”), a California corporation that is a New York Stock Exchange listed company. On August 1, 2008, that subsidiary acquired all the issued and outstanding shares of capital stock of PNA Group Holding. See Note 16, Sale of PNA Group Holding Corporation for further discussion.

Basis of Presentation

Interim Financial Reporting

In the opinion of management, the interim condensed consolidated financial statements include all adjustments (consisting of only normally recurring accruals) and disclosures considered necessary for a fair presentation of the consolidated financial position and results of operations of the Company and its subsidiaries as of and for the interim periods presented herein in accordance with generally accepted accounting principles in the United States of America. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements as of that date. The accompanying unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated results of operations and of cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These interim statements should be read in conjunction with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), or FIN 46(R), Consolidation of Variable Interest Entities, the Company consolidates certain variable interest entities of Travel Main Corporation (“Travel Main”), a wholly owned subsidiary of PNA Group Holding, as the Company has determined that it is the primary beneficiary (see Variable Interest Entities below) of the variable interest entities. Significant intercompany balances and transactions within the consolidated group have been eliminated in consolidation.

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

The Company had $5,738 and $6,467 of undistributed earnings in equity investments at December 31, 2007 and June 30, 2008, respectively.

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

Variable Interest Entities

In August 2006, we completed a real estate transfer pursuant to which we effectively transferred 18 of our real estate assets to 7 wholly owned subsidiaries of Travel Main, collectively referred to as Travel Main Subsidiaries, and then entered into 15 year operating leases with respect to these properties that provide for our continued use of them in our operations. Travel Main was a wholly owned subsidiary of PNA Group Holding until it was distributed to the stockholders of PNA Group Holding on July 31, 2008. See Note 16, Sale of PNA Group Holding Corporation for further discussion. The Travel Main Subsidiaries mortgaged the properties for amounts approximately equal to 75% of their appraised value.

While we are not a party to nor a guarantor of the mortgages, in accordance with FIN 46(R), prior to the distribution of Travel Main, we held an implicit variable interest in Travel Main’s subsidiaries and we are the primary beneficiary of these variable interest entities. Accordingly the combined financial statements of Travel Main’s subsidiaries have been consolidated into our condensed consolidated financial statements for the period ended June 30, 2008.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

The Combined Balance Sheet data of Travel Main’s subsidiaries follow.

COMBINED BALANCE SHEET DATA
Travel Main Subsidiaries

	December 31, 2007	June 30, 2008
Assets
Current assets	$3,215	$3,767
Property, plant and equipment, net	26,892	26,606
Other noncurrent assets
Deferred tax	6,601	5,883
Deferred financing costs	1,460	1,397

Total assets	$38,168	$37,653

Liabilities and Stockholder’s Deficit
Current liabilities	$1,290	$514
Long term debt, net of current maturities	48,228	47,775

Total liabilities	49,518	48,289

Stockholder’s deficit:
Capital	34,667	34,667
Deficit	(46,017)	(45,303)

Total stockholder’s deficit	(11,350)	(10,636)

Total liabilities and stockholder’s deficit	$38,168	$37,653

The Combined Statement of Income data of Travel Main’s subsidiaries follow.

COMBINED STATEMENT OF INCOME DATA
Travel Main Subsidiaries

	Six Months Ended June 30,
	2007	2008
Rent	$3,138	$3,216
Cost and expenses
Selling, general, and administrative	266	137
Depreciation	286	286

Total costs and expenses	552	423

Operating income	2,586	2,793
Interest expense	1,629	1,643

Income before income tax expense	957	1,150
Income tax expense	378	435

Net income	$579	$715

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

Significant Accounting Policies

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. FAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of FAS 157 related to its financial assets and liabilities effective January 1, 2008, which did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The fair value hierarchy for disclosure of fair value measurements under FAS 157 is as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities

Level 2 -	Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 -	Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2008, as required by FAS 157:

	Level 1	Level 2	Level 3
Assets	$—	$—	$—
Liabilities
Interest rate swap	$—	$1,130	$—

See Note 15, Derivative Financial Instruments for further discussion of the interest rate swaps and determination of their fair value. In conjunction with the sale of PNA Group Holding, these interest rate swaps were terminated in July 2008. See Note 16, Sale of PNA Group Holding Corporation.

In February 2008, the FASB issued FSP 157-1 and 157-2. FSP 157-1 amends FAS 157 to exclude FAS No. 13, “Accounting for Leases,” (“FAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those assets and liabilities initially measured at fair value in a business combination.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, (“FAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted FAS 159 as of January 1, 2008. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations FAS 141(R) which replaces FAS No.141, Business Combination. FAS 141(R) retains the underlying concepts of FAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed. The provisions of FAS 141R will only impact the Company if it is a party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“FAS 160”). FAS 160 amends ARB 51 to establish new standards that will govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. FAS 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years beginning, on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. The Company is currently in the process of evaluating what, if any, impact FAS 160 will have on its financial condition, results of operation and cash flows.

In February 2008, the FASB issued FAS No. 161 Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”), which requires enhanced disclosures about derivative and hedging activities. Companies will be required to provide enhanced disclosures about (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133 and related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal and interim periods beginning after November 15, 2008. Accordingly, the Company will ensure that it meets the enhanced disclosure provisions of FAS 161 upon the effective date thereof.

Note 2. Business Combinations

2007 Acquisition

Precision Flamecutting

Effective December 24, 2007, PNA completed the acquisition of Precision Flamecutting pursuant to which PNA acquired all outstanding interests in the partnership for cash consideration of $47,063 paid at closing to the former owners, costs associated with the transaction of $280 and refinancing of $7,325 of Precision Flamecutting’s then existing indebtedness. The acquisition was financed through additional borrowings under PNA’s revolving credit facility of $54,388. The purchase agreement provided for a holdback of $4,706 of the purchase price which is currently held in escrow to fund any indemnity claim by PNA as well as a working capital adjustment which was settled resulting in a receivable of $1,389 collected in 2008.

Precision Flamecutting, a Texas limited partnership operating one facility in Houston, is in the business of processing and distributing carbon, alloy, and high strength, low alloy steel plate, including plasma-cutting, flame-cutting, and beveling services, as well as machining, rolling, forming, heat-treating, coating, and general machining and fabrication services. The acquisition provided the Company the opportunity to broaden its value-added processing capabilities and product offerings and to expand and diversify its customer base as well as increase its market share in one of the Company’s strategic locations. The acquisition of Precision Flamecutting represents an addition to the Company’s long products and plate business segment (see Note 13, Business Segment Information).

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

The Company performed an initial allocation of the purchase price based on valuations and estimates of the fair value of the assets acquired, including identifiable intangible assets, and liabilities assumed. The purchase price allocation was refined upon the settlement of the working capital adjustment. There was not a significant difference between the initial purchase price allocation entry and the amount recorded upon the final working capital adjustment settlement. The purchase price allocation resulted in the recording of goodwill totaling $22,568, all of which is expected to be deductible for tax purposes. Other intangible assets acquired and their respective recorded amounts were as follows: customer relationships - $13,780, non-compete agreement - $6,564 and backlog - $63. The useful lives of the acquired intangible assets are 15 years, 2 years, and 1 month for customer relationships, non-compete agreement and backlog, respectively.

2008 Acquisition

Sugar Steel

Effective March 14, 2008, PNA completed the acquisition of all the outstanding capital stock and ownership interests of Sugar Steel for an initial aggregate purchase price of approximately $44,826 subject to certain post-closing working capital and other settlement adjustments. The purchase price included cash consideration paid at closing to the former owners of $24,926, refinancing of $16,100 of Sugar Steel’s then existing indebtedness and approximately $300 in transaction costs. The settlement of certain working capital and other adjustments resulted in the Seller repaying $1,000 of the purchase price in June 2008. In addition, the purchase agreement provided for a holdback of $3,500 of the purchase price to fund any indemnity claim by PNA and which will be paid over the two years following closing. The acquisition was financed through additional borrowings under PNA’s revolving credit facility.

Sugar Steel was founded in 1966 and is a general line metals service center company serving the greater Chicago area and adjacent states. Sugar Steel specializes primarily in carbon structural products such as beams, angles, tubes, squares, channels, pipes, bars and basement columns, and provides value-added processing services such as sawing, shearing, flame cutting, plasma cutting, angle cutting, cambering, splitting and shot blasting. The acquisition provided PNA the ability to expand its long products and plate segment in this strategic market. The acquisition of Sugar Steel represents an addition to the Company’s long products and plate business segment (see Note 13, Business Segment Information).

The Company performed an initial allocation of the purchase price based on initial valuations and estimates of the fair value of the assets acquired, including identifiable intangible assets, and liabilities assumed. The purchase price allocation was refined upon completion of the final valuation and upon finalizing the working capital and other settlement adjustments. The purchase price allocation resulted in an estimated fair value of net assets acquired of $48,290, which exceeded the purchase price by $4,464. This estimated fair value of net assets acquired in excess of the purchase price was allocated as a pro rata reduction of long-lived assets in accordance with FAS No. 141, Business Combinations.

The operating results of Precision Flamecutting and Sugar Steel are included in the Company’s Consolidated Statements of Income from their respective dates of acquisition.

Note 3. Inventories

Inventories consist of the following:

	December 31, 2007	June 30, 2008
Raw materials	$374,027	$494,301
Finished goods	18,083	19,490

	$392,110	$513,791

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

Note 4. Other Current Assets

Other current assets consist of the following:

	December 31, 2007	June 30, 2008
Other receivables	$9,131	$4,952
Prepaid expenses and other	1,280	2,873
Deferred income taxes	8,536	8,950

	$18,947	$16,775

Note 5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Estimated Useful Life	December 31, 2007	June 30, 2008
Land		$5,998	$7,511
Buildings and improvements	25-40 years	28,434	34,420
Equipment	5-10 years	45,169	51,641
Construction in progress		2,173	10,637

		81,774	104,209
Less: accumulated depreciation		(9,670)	(13,368)

		$72,104	$90,841

Depreciation expense was $1,387 and $2,072 for the three months ended June 30, 2007 and 2008, respectively, and $2,967 and $3,885 for the six months ended June 30, 2007 and 2008, respectively.

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

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

Intangible assets consist of the following as of June 30, 2008:

	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	15-20 years	$30,237	$(6,125)	$24,112
Non-competition agreements	2 years	12,572	(6,734)	5,838
Backlog	1-3 months	797	(797)	—
Proprietary software	3 years	352	(254)	98

		$43,958	$(13,910)	$30,048

Amortization expense was $1,359 and $2,069 for the three months ended June 30, 2007 and 2008, respectively, and $2,750 and $4,457 for the six months ended June 30, 2007 and 2008, respectively.

Note 7. Other Payables

Other payables consist of the following:

	December 31, 2007	June 30, 2008
Current maturities of long-term debt	$846	$883
Accrued bonuses	12,262	16,878
Accrued interest	11,195	10,848
Deferred consideration payable	—	3,500
Accrued expenses and other	17,715	19,450

	$42,018	$51,559

Note 8. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2007	June 30, 2008
Revolver loan	$213,374	$298,012
Senior notes	250,000	250,000
Real estate mortgages	49,074	48,658

	512,448	596,670
Less: current maturities of long-term debt	(846)	(883)

	$511,602	$595,787

Outstanding borrowings under PNA’s revolving credit facility totaled $213,374 and $298,012 as of December 31, 2007 and June 30, 2008, respectively. Interest rates on these lines of credit ranged from 6.375% to 6.75% at December 31, 2007 and 4.438% to 5.5% at June 30, 2008.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

Under the revolving credit facility terms in place as of December 31, 2007, we were permitted to borrow up to $375 million based on a borrowing capacity calculation equal to 65% of eligible inventory plus 85% of eligible accounts receivable, whereas the inventory portion of our capacity calculation was limited to $230 million. On March 11, 2008, PNA entered into an amendment with its senior secured lenders to increase the revolving credit facility from $375 million to $425 million and to increase the borrowing limit on inventory from $230 million to $260 million. Other terms of the amendment provide PNA with increased flexibility with regard to certain restrictive operating covenants including an increase in annual capital expenditure limits, the ability to make certain acquisitions without prior consent and approval to incur other indebtedness in specific circumstances. On August 1, 2008, Reliance paid off and terminated the PNA revolving credit facility. Reliance will provide an inter-company loan to PNA for its working capital and general corporate needs.

The $250 million 10 3/4% Senior Notes due 2016 (“Senior Notes”) contain restrictions on payment of dividends or other payments by the Company to PNA Intermediate. Reliance made a tender offer and consent solicitation for these Senior Notes on July 1, 2008, and 100% of the Senior Notes were validly tendered and not withdrawn. Reliance purchased the Senior Notes on August 4, 2008 and the Company and its subsidiary guarantors entered into the Supplemental Indenture which eliminated most of these covenants. See Note 16, Sale of PNA Group Holding Corporation.

The real estate mortgages relate to the properties owned by Travel Main and leased to PNA operating entities. These mortgages were distributed to the PNA Group Holding stockholders prior to Reliance’s acquisition of PNA Group Holding.

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

Implementation of the changes to the SERP was effective March 1, 2007 to allow for appropriate notice to affected employees and provide time necessary for essential actuarial studies and analysis with respect to the design change and preparation of operative documents. As a result, in accordance with Statement of Financial Accounting Standard No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a curtailment gain of $2,210 in the fourth quarter of fiscal year 2006 related to freezing benefits of its Non-Union Pension Plan and $700 for the six months ended June 30, 2007 related to freezing benefits of its SERP.

The components of the Plans’ net periodic pension cost (benefit) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Components of net periodic pension cost (benefit) and total pension expense
Interest cost	$301	$292	$602	$584
Expected return on plan assets	(319)	(324)	(638)	(648)
Curtailments	—	—	(700)	—

Net periodic pension benefit	$(18)	$(32)	$(736)	$(64)

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

The Company also has adopted a Participation Plan effective May 17, 2007 for the purpose of providing incentive compensation to key employees. The incentive compensation is awarded in the form of non-equity performance units, the value of which is related to the appreciation in our value. Performance units are payable to participants upon the occurrence of a “qualifying event”, which include the sale of PNA Group Holding stock. See Note 16, Sale of PNA Group Holding Corporation.

Note 10. Related Parties

Receivables from affiliates represent an amount due from our Mexican joint-venture, Acero Prime S. de R.L. de C.V. Payables to affiliates represent amounts due to two domestic joint ventures who are parties to the group cash management system and who have positive cash balances with the Company. Dividends paid to minority interest holders totaled $833 and $1,323 for the six months ended June 30, 2007 and 2008, respectively.

PNA paid cash dividends of $1,428 to PNA Intermediate during the six months ended June 30, 2008.

The Company paid Platinum $2,500 during each of the six months ended June 30, 2007 and 2008, respectively, related to its annual monitoring fee pursuant to a corporate advisory services agreement with Platinum (the “Corporate Advisory Services Agreement”) which was terminated on August 1, 2008 in connection with the acquisition of PNA Group Holding by Reliance.

Note 11. Commitments and Contingencies

The Company is involved in several legal proceedings, claims and litigation arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding, claim or litigation will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

The Company had purchase commitments totaling approximately $483,374 for inventory at June 30, 2008. These commitments were made to assure the Company a normal supply of stock.

The consolidated group leases real estate, office space, data processing equipment automobiles and trucks. Several of the leases require the lessee to pay taxes, maintenance and other operating expenses.

Note 12. Income Taxes

PNA Group Holding files a consolidated federal income tax return that includes PNA, its wholly owned subsidiaries and their respective subsidiaries. The tax provision in the accompanying condensed consolidated financial statements is calculated as if PNA filed a separate subconsolidated federal income tax return based on management’s estimate of the effective tax rate for the fiscal year.

Income tax expense was $12,336 and $39,104 for the six months ended June 30, 2007 and 2008, respectively, resulting in effective tax rates of 38.1% and 38.3% for the respective periods. The effective tax rate differs from that computed at the federal statutory rate of 35% principally because of the effect of state income taxes, as well as other permanent differences between taxable income and book income.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

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

As discussed in Note 1, Description of Business, the Company conducts its steel services business through six operating subsidiaries: Infra-Metals, Delta, Feralloy, MSC, Precision Flamecutting and Sugar Steel. The operations of Feralloy comprise the flat rolled segment products while Infra-Metals, Delta, MSC, Precision Flamecutting and Sugar Steel are aggregated to constitute the long products and plate segment based on the entities’ product lines and their exhibiting similar economic characteristics, products, customers and delivery methods. The primary measures used by management in evaluating the segments’ performance are net sales and operating income.

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

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

	Long Products and Plate	Flat Rolled	Corporate and Other	Total
Three Months Ended June 30, 2007
Net sales to external customers	$300,652	$114,021	$—	$414,673
Operating costs and expenses	273,660	110,123	3,242	387,025
Operating income (loss)	26,992	3,898	(3,242)	27,648
Capital spending	1,303	2,337	—	3,640
Total segment assets	508,739	179,304	52,921	740,964
Depreciation and amortization	2,094	508	144	2,746
Income from equity investments	—	686	—	686
Interest expense	7,573	3,362	(468)	10,467

Six months ended June 30, 2007
Net sales to external customers	$597,358	$224,637	$—	$821,995
Operating costs and expenses	545,492	216,494	5,896	767,882
Operating income (loss)	51,866	8,143	(5,896)	54,113
Capital spending	3,196	5,075	—	8,271
Total segment assets	508,739	179,304	52,921	740,964
Depreciation and amortization	4,229	1,198	290	5,717
Income from equity investments	—	1,139	—	1,139
Interest expense	15,296	6,575	(717)	21,154

Three Months Ended June 30, 2008
Net sales to external customers	$483,015	$157,130	$—	$640,145
Operating costs and expenses	407,293	138,680	2,998	548,971
Operating income (loss)	75,722	18,450	(2,998)	91,174
Capital spending	4,206	777	14	4,997
Total segment assets	772,160	214,136	42,467	1,028,763
Depreciation and amortization	3,304	691	146	4,141
Income from equity investments	—	124	—	124
Interest expense	7,215	3,002	1,021	11,238

Six months ended June 30, 2008
Net sales to external customers	$830,599	$283,583	$—	$1,114,182
Operating costs and expenses	721,792	259,160	5,818	986,770
Operating income (loss)	108,807	24,423	(5,818)	127,412
Capital spending	10,872	1,624	14	12,510
Total segment assets	772,160	214,136	42,467	1,028,763
Depreciation and amortization	6,663	1,389	290	8,342
Income from equity investments	—	782	—	782
Interest expense	14,210	5,989	3,409	23,608

Intersegment net sales were not significant. Travel Main charges rent to the operating subsidiaries of PNA. Rent charged by Travel Main to the long products and plate segment totaled $1,177 and $2,352 for the three and six months ended June 30, 2007, respectively, and $1,206 and $2,411 for the three and six months ended June 30, 2008, respectively. Rent charged by Travel Main to the flat rolled segment totaled $393 and $786 for the three and six months ended June 30, 2007, respectively, and $402 and $805 for the three and six months ended June 30, 2008, respectively.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

Note 14. Common Stock

As discussed in Note 1, on May 9, 2006 Platinum closed on the purchase of PNA whereby a wholly owned subsidiary of PNA Group Holding, merged with and into PNA with PNA being the surviving corporation and becoming a wholly owned subsidiary of PNA Group Holding. PNA Intermediate was incorporated in Delaware on January 25, 2007 as a wholly owned subsidiary of PNA Group Holding. The capital stock of PNA was contributed by PNA Group Holding to PNA Intermediate on January 29, 2007. As a result, PNA became a wholly-owned subsidiary of PNA Intermediate. For each of the periods presented herein, PNA had 1,000 shares outstanding with no dilution. All shares outstanding are common shares and have equal voting, liquidation and preference rights.

On August 1, 2008, Reliance purchased 100% of the outstanding capital stock of PNA Group Holding.

Note 15. Derivative Financial Instrument

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

The fair market value of interest rate swaps is determined in accordance with FAS 157 using Level 2 inputs, which are defined as “significant other observable” inputs including quotes from counterparties that are corroborated with market sources. Our interest rate swap agreements are traded in the over the counter market. Fair values are based on quoted market prices for similar liabilities or determined using inputs that use as their basis readily observable market data that are actively quoted and can be validated through external sources, including third-party pricing services, brokers, and market transactions and represent the estimated amount the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current and expected interest rates.

The fair values of the outstanding swap agreements were determined to be liabilities of approximately $1,117 at December 31, 2007 and $1,130 at June 30, 2008. These liabilities are recorded in other current payables in the accompanying unaudited condensed consolidated Balance Sheets. Changes in the value of the swap agreements are recorded to interest expense in the unaudited condensed consolidated Statements of Income and resulted in gains of $414 and $292 for the three months and six months ended June 30, 2007, respectively, a gain of $848 for the three months ended June 30, 2008 and a loss of $13 for the six months ended June 30, 2008. PNA and its subsidiaries were jointly and severally liable for the performance under the interest rate swap agreements.

The interest rate swap agreements were terminated in July 2008 in conjunction with the purchase of PNA Group Holding by Reliance. See Note 16, Sale of PNA Group Holding Corporation.

Note 16. Sale of PNA Group Holding Corporation

As discussed in Note 1, on June 16, 2008, PNA Group Holding and its stockholders entered into a Stock Purchase Agreement with RSAC Management Corp., a California corporation that is a subsidiary of Reliance Steel & Aluminum Co., a California corporation (“Reliance”). Reliance is a New York Stock Exchange listed company. Pursuant to the Stock Purchase Agreement, on August 1, 2008, Reliance acquired all the issued and outstanding shares of capital stock of PNA Group Holding for cash consideration of $340,000, plus the repayment or financing of debt in the amount of approximately $725,000. In connection with the closing of that transaction, Travel Main was distributed to the stockholders of PNA Group Holding and certain payments were made to key employees under the Company’s Participation Plan since the change of control was a “qualifying event”.

On July 1, 2008, Reliance commenced tender offers to purchase for cash any and all of the Floating Rate Notes and the Senior Notes. All of the holders of the Senior Notes validly tendered and did not withdraw the Senior Notes prior to the termination date. On August 4, 2008, Reliance settled the purchase of the Senior Notes. Following the settlement, we and our subsidiary guarantors entered into a Fourth Supplemental Indenture dated as of August 1, 2008. Under that Fourth Supplemental Indenture, the Company continues to be obligated to pay the Senior Notes, as an intra-company debt for the benefit of Reliance.

PNA GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(dollars in thousands)

In connection with the closing of Reliance’s acquisition of PNA Group Holding, Reliance repaid and terminated PNA’s revolving credit facility. The total amount paid was approximately $296,000.

Prior to the completion of the sale of PNA Group Holding to Reliance, PNA Group Holding distributed the stock of Travel Main to stockholders of PNA Group Holding. The distribution is expected to result in a gain to PNA for tax return purposes resulting in a tax liability payable in cash by PNA of approximately $7,900 in the current year.

Also prior to completion of the sale of PNA Group Holding to Reliance, PNA cancelled its interest rate swap agreements that had been entered into to reduce the impact of changes in interest rates on PNA’s floating rate revolving credit facility (see Note 15, Derivative Financial Instrument). The agreements were terminated in July 2008.

PNA GROUP, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of PNA Group, Inc. and subsidiaries should be read in conjunction with the unaudited condensed consolidated financial statements and the related Notes as of and for the three and six months ended June 30, 2008 attached hereto, and with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007. As used in this Quarterly Report, unless the context indicates otherwise, the “Company,” “PNA”, “we,” “our” and “us” are used to indicate PNA Group, Inc.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. See “Risk Factors” in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007 for further description of these risks and uncertainties. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf. In particular, the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe” and similar expressions are intended to identify forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, you should not consider the inclusion of forward-looking statements in this Quarterly Report to be a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Sale of PNA Group Holding Corporation

On June 16, 2008, PNA Group Holding, then the indirect parent company of PNA, and its stockholders entered into a Stock Purchase Agreement with a subsidiary of Reliance Steel & Aluminum Co., a California corporation (“Reliance”). Reliance is a New York Stock Exchange listed company. Pursuant to the Stock Purchase Agreement, on August 1, 2008, Reliance acquired all the issued and outstanding shares of capital stock of PNA Group Holding for cash consideration of approximately $340 million, plus the repayment or refinancing of debt in the amount of approximately $725 million. In connection with the closing of that transaction, Travel Main was distributed to the stockholders of PNA Group Holding and certain payments were made to key employees under the Company’s Participation Plan since the change of control was a “qualifying event”. Reliance, headquartered in Los Angeles, California, is the largest metals service center company in North America.

Overview, Acquisitions and Recent Events/Industry Trends

We are a leading national steel service center group that distributes steel products and provides value-added steel processing services to customers across a diversified group of industries, including the non-residential construction, machinery and equipment manufacturing, oil and gas, telecommunications and utilities markets. The Company was acquired by PNA Group Holding, an affiliate of Platinum Equity Capital Partners, from its former owner, Preussag North America, Inc. on May 9, 2006.

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

We have opportunistically pursued strategic acquisitions that were intended to increase our scale, grow our market share of value-added products and expand our business. For example, effective May 31, 2006 the Company completed the acquisition of Metals Supply Company, Ltd. (“MSC”), a leading structural steel service center and distributor in the Gulf Coast region of the United States with two facilities located in Texas. MSC distributes and

PNA GROUP, INC.

sells a wide array of wide flange beams, as well as plate, pipe, structural tubing, merchant bar, pre-galvanized structural beams, bar grating, and floor plate. MSC also exports steel to Latin America, the Middle East and Southeast Asia. The acquisition of MSC allowed us to increase our market share in a growing geographic region as well as expand our product offering.

Since the acquisition of MSC we have continued to actively identify growth opportunities and pursue strategic acquisitions.

Effective December 24, 2007, PNA completed the acquisition of Precision Flamecutting & Steel, L.P., a Texas limited partnership (“Precision Flamecutting”), operating one facility in Houston, Texas. Precision Flamecutting is in the business of processing and distributing carbon, alloy, and high strength, low alloy steel plate, including plasma-cutting, flame-cutting, and beveling services, as well as machining, rolling, forming, heat-treating, coating, and general machining and fabrication services. PNA acquired all outstanding interests in the partnership for cash consideration of $47.1 million paid at closing to the former owners, costs associated with the transaction of $0.3 million and refinancing of $7.3 million of Precision Flamecutting’s then existing indebtedness. The acquisition was financed through additional borrowings under PNA’s revolving credit facility of $54.4 million. The purchase agreement provided for a holdback of $4.7 million of the purchase price which is currently held in escrow to fund any indemnity claim by PNA as well as a working capital adjustment which was settled resulting in a receivable of $1.4 million collected in 2008. The acquisition has provided the Company the opportunity to broaden its value-added processing capabilities and product offerings and expand and diversify its customer base as well as increase its market share in the Company’s long products and plate business segment in a strategic location.

Effective March 14, 2008, PNA completed the acquisition of all the outstanding capital stock and ownership interests of Sugar Steel Corporation, an Illinois corporation (“Sugar Steel”), a general line metals service center company serving the greater Chicago area and adjacent states. Sugar Steel, founded in 1966, specializes primarily in carbon structural products such as beams, angles, tubes, squares, channels, pipes, bars and basement columns, and provides value-added processing services such as sawing, shearing, flame cutting, plasma cutting, angle cutting, cambering, splitting and shot blasting. PNA paid an aggregate purchase price of approximately $44.8 million, subject to usual post-closing working capital and other settlement adjustments. The purchase price included cash consideration paid at closing to the former owners of $24.9 million, refinancing of $16.1 million of Sugar Steel’s then existing indebtedness and approximately $0.3 million in transaction costs. The settlement of certain working capital and other adjustments resulted in the seller repaying $1.0 million of the purchase price in June 2008. In addition, the purchase agreement provided for a holdback of $3.5 million of the purchase price to fund any indemnity claim by PNA over the two years following closing. The acquisition was financed through additional borrowings under PNA’s revolving credit facility. The acquisition has provided PNA the ability to expand the Company’s long products and plate segment business in a strategic market.

With the acquisitions of MSC, Precision Flamecutting and Sugar Steel, we now operate 23 metal processing centers nationally, as well as manage five joint ventures, that operate a total of seven service centers.

We believe we have demonstrated an ability to integrate acquisitions into our existing operations principally due to our decentralized management and operating structure which allows local managers the ability to make strategic operating decisions. Additionally, we are continually monitoring and evaluating important organic growth opportunities consisting of investing in the expansion of existing facilities, purchases of equipment and machinery that expand our value-added processing capabilities and building greenfield sites for expansion into new markets.

As discussed in the section of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events/Industry Trends”, in general, constrained supplies and increasing demand for steel in the world markets have resulted in an environment of increasing prices over the past several years. This trend of rising prices continued throughout the first half of 2008 and we were able to pass along these increases to our customers resulting in improved operating margins as compared to the prior year. It is difficult to predict or determine with any certainty whether steel prices will decline or increase in the future. Also, we cannot predict with any certainty whether we will be able to pass through to our customers price increases charged by suppliers in future periods.

Critical Accounting Policies

The Company’s critical accounting policies are those estimates, assumptions and judgments involved in the accounting policies that have the greatest potential impact on our financial statements. Please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical

PNA GROUP, INC.

Accounting Policies” contained in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007. The Company has not made any significant changes in its critical accounting policies as of June 30, 2008 from those disclosed in the section of the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2008

The table below presents our results of operations for the three months ended June 30, 2007 and 2008.

(in thousands, except average realized price per ton sold)	Three Months Ended June 30, 2007	% of Net Sales	Three Months Ended June 30, 2008	% of Net Sales
Net sales	$414,673		$640,145
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	338,695	81.7%	481,615	75.3%
Processing	8,148	2.0%	12,571	2.0%
Distribution	5,790	1.4%	7,531	1.2%
Selling, general and administrative (S, G & A)	31,646	7.6%	43,113	6.7%
Amortization of intangibles	1,359	0.3%	2,069	0.3%
Depreciation	1,387	0.3%	2,072	0.3%

Total operating costs and expenses	387,025	93.3%	548,971	85.8%

Operating income	27,648	6.7%	91,174	14.2%
Interest expense, net	10,467	2.5%	11,238	1.7%
Income from equity investments	(686)	-0.1%	(124)	0.0%

Income before minority interest and income tax expense	17,867	4.3%	80,060	12.5%
Minority interest	822	0.2%	1,332	0.2%

Income before income tax expense	17,045	4.1%	78,728	12.3%
Income tax expense	6,416	1.5%	29,892	4.7%

Net income	$10,629	2.6%	$48,836	7.6%

Tons sold	475		554
Tons tolled	167		161

Tons shipped	642		715

Average realized price per ton sold	$861		$1,143

Net sales. Net sales including tolling income increased $225.4 million, or 54.4%, from $414.7 million for the three months ended June 30, 2007 to $640.1 million for the three months ended June 30, 2008. Of the increase, $53.4 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in the average realized price per ton of 30.1% (exclusive of Precision Flamecutting and Sugar Steel average realized price per ton sold) and an increase in tons sold of 9.0% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

Cost of materials sold. Cost of materials sold increased $142.9 million, or 42.2%, from $338.7 million for the three months ended June 30, 2007 to $481.6 million for the three months ended June 30, 2008. Of the increase, $43.9 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in the average realized cost per ton of 19.8% (exclusive of Precision Flamecutting and Sugar Steel average realized cost per ton sold) and an increase in tons sold of 9.0% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

PNA GROUP, INC.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $17.6 million, or 38.6%, from $45.6 million for the three months ended June 30, 2007 to $63.2 million for the three months ended June 30, 2008. Of the increase, $5.7 million was related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was due to a number of factors including increased compensation costs associated with profit based incentive plans, incremental processing and warehousing costs associated with the increase in volumes shipped and increased operating expenses such as energy costs.

Amortization and depreciation. Amortization of intangibles increased $0.7 million from $1.4 million for the three months ended June 30, 2007 to $2.1 million for the three months ended June 30, 2008. Depreciation expense increased $0.7 million from $1.4 million for the three months ended June 30, 2007 to $2.1 million for the three months ended June 30, 2008. The increases were primarily related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008.

Interest expense. Interest expense increased $0.7 million from $10.5 million for the three months ended June 30, 2007 to $11.2 million for the three months ended June 30, 2008 primarily due to an increase in the average outstanding balance of PNA’s senior secured revolving credit facility which increased from $173.5 million for the three months ended June 30, 2007 to $299.6 million for the three months ended June 30, 2008. Several factors contributed to the level of borrowing under the secured revolving credit facility including increased working capital needs due to increases in inventory resulting from the rising cost of raw materials and larger sales volumes as well as financing needs due to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The increase in interest costs were partially offset by the change in the fair value of the outstanding swap agreements which accounted for incremental gain of $0.4 million for the three months ended June 30, 2008 compared to the same period in the prior year (see Derivative Financial Instrument below).

Income tax expense. Income tax expense increased from $6.4 million for the three months ended June 30, 2007 to $29.9 million for the three months ended June 30, 2008. Income tax expense represented 37.6% and 38.0% of income before income tax expense for the three months ended June 30, 2007 and 2008, respectively. The increase is primarily due to certain corporate expenses not being deductible for state taxes as well as other permanent differences between taxable income and book income.

Results by Segment— Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2008

Long Products and Plate Segment

The table below presents our results of operations for our Long Products and Plate segment for the three months ended June 30, 2007 and 2008 (in thousands, except average realized price per ton sold).

	Three Months Ended June 30, 2007	% of Net Sales	Three Months Ended June 30, 2008	% of Net Sales
Net sales	$300,652		$483,015
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	240,959	80.1%	357,106	73.9%
Processing, distribution and S, G & A costs	30,607	10.2%	46,883	9.7%
Depreciation and amortization	2,094	0.7%	3,304	0.7%

Total operating costs and expenses	273,660	91.0%	407,293	84.3%

Operating income	$26,992	9.0%	$75,722	15.7%

Tons sold	328		390
Tons tolled	—		—

Tons shipped	328		390

Average realized price per ton sold	$915		$1,240

Net sales. Net sales increased $182.3 million, or 60.6%, from $300.7 million for the three months ended June 30, 2007 to $483.0 million for the three months ended June 30, 2008. Of the increase, $53.4 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in average realized price per ton of 32.9% (exclusive of Precision Flamecutting and Sugar Steel average realized price per ton sold) and an increase in tons sold of 7.5% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

PNA GROUP, INC.

Cost of materials sold. Cost of materials sold increased $116.1 million, or 48.2%, from $241.0 million for the three months ended June 30, 2007 to $357.1 million for the three months ended June 30, 2008. Of the increase, $43.9 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in average realized cost per ton of 22.5% (exclusive of Precision Flamecutting and Sugar Steel average realized cost per ton) and an increase in tons sold of 7.5% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $16.3 million, or 53.3%, from $30.6 million for the three months ended June 30, 2007 to $46.9 million for the three months ended June 30, 2008. Of the increase, $5.7 million was related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was due to a number of factors including increased compensation costs associated with profit based incentive plans and increased operating expenses such as energy costs.

Amortization and depreciation. Depreciation and amortization expense increased $1.2 million from $2.1 million for the three months ended June 30, 2007 to $3.3 million for the three months ended June 30, 2008. The increase was primarily related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008.

Flat Rolled Segment

The table below presents our results of operations for our Flat Rolled segment for the three months ended June 30, 2007 and 2008 (in thousands, except average realized price per ton sold).

	Three Months Ended June 30, 2007	% of Net Sales	Three Months Ended June 30, 2008	% of Net Sales
Net sales	$114,021		$157,130
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	97,736	85.8%	124,509	79.3%
Processing, distribution and S, G & A costs	11,879	10.4%	13,480	8.6%
Depreciation and amortization	508	0.4%	691	0.4%

Total operating costs and expenses	110,123	96.6%	138,680	88.3%

Operating income	$3,898	3.4%	$18,450	11.7%

Tons sold	146		164
Tons tolled	167		161

Tons shipped	313		325

Average realized price per ton sold	$738		$915

Net sales. Net sales including tolling income increased $43.1 million, or 37.8%, from $114.0 million for the three months ended June 30, 2007 to $157.1 million for the three months ended June 30, 2008. The increase was primarily related to a 12.3% increase in volumes sold and a 24.0% increase in average realized price per ton sold.

Cost of materials sold. Cost of materials sold increased $26.8 million, or 27.4%, from $97.7 million for the three months ended June 30, 2007 to $124.5 million for the three months ended June 30, 2008. The increase was primarily related to a 12.3% increase in volumes sold and a 13.5% increase in average realized cost per ton sold.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $1.6 million, or 13.4%, from $11.9 million for the three months ended June 30, 2007 to $13.5 million for the three months ended June 30, 2008. The increase was principally due to increases in warehousing, processing and distribution costs associated with the increase in volumes sold.

PNA GROUP, INC.

Amortization and depreciation. Depreciation and amortization expense increased $0.2 million from $0.5 million for the three months ended June 30, 2007 to $0.7 million for the three months ended June 30, 2008 due to capital expenditures during fiscal year 2007 and the first half of fiscal year 2008.

Corporate and Other

This category reflects administrative costs and expenses management has not allocated to its reportable segments. These costs include compensation for executive officers and support staff, professional fees for audit, tax and legal services, consulting fees and travel and entertaining.

Corporate expenses decreased $0.2 million, or 6.3%, from $3.2 million for the three months ended June 30, 2007 to $3.0 million for the three months ended June 30, 2008. The decrease was the result of incremental costs incurred in 2007 related to the provision for the management participation plan of $0.7 million and Sarbanes-Oxley external consulting services of $0.5 million offset by increases in other corporate expenses such as audit fees and personnel costs.

PNA GROUP, INC.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2008

The table below presents our results of operations for the six months ended June 30, 2007 and 2008.

(in thousands, except average realized price per ton sold)	Six Months Ended June 30, 2007	% of Net Sales	Six Months Ended June 30, 2008	% of Net Sales
Net sales	$821,995		$1,114,182
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	674,231	82.0%	865,696	77.8%
Processing	16,285	2.0%	22,495	2.0%
Distribution	11,381	1.4%	13,745	1.2%
Selling, general and administrative (S,G & A)	60,268	7.3%	76,492	6.9%
Amortization of intangibles	2,750	0.3%	4,457	0.4%
Depreciation	2,967	0.4%	3,885	0.3%

Total operating costs and expenses	767,882	93.4%	986,770	88.6%

Operating income	54,113	6.6%	127,412	11.4%
Interest expense, net	21,154	2.6%	23,608	2.1%
Income from equity investments	(1,139)	-0.1%	(782)	-0.1%

Income before minority interest and income tax expense	34,098	4.1%	104,586	9.4%
Minority interest	1,693	0.2%	2,464	0.2%

Income before income tax expense	32,405	3.9%	102,122	9.2%
Income tax expense	12,336	1.5%	39,104	3.5%

Net income	$20,069	2.4%	$63,018	5.7%

Tons sold	950		1,050
Tons tolled	327		313

Tons shipped	1,277		1,363

Average realized price per ton sold	$853		$1,049

Net sales. Net sales including tolling income increased $292.2 million, or 35.5%, from $822.0 million for the six months ended June 30, 2007 to $1,114.2 million for the six months ended June 30, 2008. Of the increase, $73.3 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in the average realized price per ton of 20.2% (exclusive of Precision Flamecutting and Sugar Steel average realized price per ton sold) and an increase in tons sold of 5.6% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

Cost of materials sold. Cost of materials sold increased $191.5 million, or 28.4%, from $674.2 million for the six months ended June 30, 2007 to $865.7 million for the six months ended June 30, 2008. Of the increase, $58.1 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in the average realized cost per ton of 14.1% (exclusive of Precision Flamecutting and Sugar Steel average realized cost per ton sold) and an increase in tons sold of 5.6% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $24.8 million, or 28.2%, from $87.9 million for the six months ended June 30, 2007 to $112.7 million for the six months ended June 30, 2008. Of the increase, $8.9 million was related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was due to a number of factors including increased compensation costs associated with profit based incentive plans, incremental processing and warehousing costs associated with the increase in volumes shipped and increased operating expenses such as energy costs.

Amortization and depreciation. Amortization of intangibles increased $1.8 million from $2.8 million for

PNA GROUP, INC.

the six months ended June 30, 2007 to $4.5 million for the six months ended June 30, 2008. Depreciation expense increased $0.9 million from $3.0 million for the six months ended June 30, 2007 to $3.9 million for the six months ended June 30, 2008. The increases were primarily related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. Capital expenditures during fiscal year 2007 and the six months ended June 30, 2008 also contributed to the increase in depreciation.

Interest expense. Interest expense increased $2.4 million from $21.2 million for the six months ended June 30, 2007 to $23.6 million for the six months ended June 30, 2008 primarily due to an increase in the average outstanding balance of PNA’s senior secured revolving credit facility which increased from $165.9 million for the six months ended June 30, 2007 to $255.7 million for the six months ended June 30, 2008. Several factors contributed to the level of borrowing under the secured revolving credit facility including increased working capital needs due to increases in inventory resulting from the rising cost of raw materials and larger sales volumes as well as financing needs due to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008.

Income tax expense. Income tax expense increased from $12.3 million for the six months ended June 30, 2007 to $39.1 million for the six months ended June 30, 2008. Income tax expense represented 38.1% and 38.3% of income before income tax expense for the six months ended June 30, 2007 and 2008, respectively. The increase is primarily due to certain corporate expenses not being deductible for state taxes as well as other permanent differences between taxable income and book income.

Results by Segment— Six months Ended June 30, 2007 Compared to Six months Ended June 30, 2008

Long Products and Plate Segment

The table below presents our results of operations for our Long Products and Plate segment for the six months ended June 30, 2007 and 2008 (in thousands, except average realized price per ton sold).

	Six Months Ended June 30, 2007	% of Net Sales	Six Months Ended June 30, 2008	% of Net Sales
Net sales	$597,358		$830,599
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	482,275	80.7%	633,978	76.3%
Processing, distribution and S,G & A costs	58,988	9.9%	81,151	9.8%
Depreciation and amortization	4,229	0.7%	6,663	0.8%

Total operating costs and expenses	545,492	91.3%	721,792	86.9%

Operating income	$51,866	8.7%	$108,807	13.1%

Tons sold	662		724
Tons tolled	—		—

Tons shipped	662		724

Average realized price per ton sold	$902		$1,147

Net sales. Net sales increased $233.2 million, or 39.0%, from $597.4 million for the six months ended June 30, 2007 to $830.6 million for the six months ended June 30, 2008. Of the increase, $73.3 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in average realized price per ton of 23.9% (exclusive of Precision Flamecutting and Sugar Steel average realized price per ton sold) and an increase in tons sold of 2.3% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

Cost of materials sold. Cost of materials sold increased $151.7 million, or 31.5%, from $482.3 million for the six months ended June 30, 2007 to $634.0 million for the six months ended June 30, 2008. Of the increase, $58.1 million related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was primarily due to an increase in average realized cost per ton of 17.7% (exclusive of Precision Flamecutting and Sugar Steel average realized cost per ton sold) and an increase in tons sold of 2.3% (exclusive of Precision Flamecutting and Sugar Steel tons sold).

PNA GROUP, INC.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $22.2 million, or 37.6%, from $59.0 million for the six months ended June 30, 2007 to $81.2 million for the six months ended June 30, 2008. Of the increase, $8.9 million was related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008. The remainder of the increase was due to a number of factors including increased compensation costs associated with profit based incentive plans and increased operating expenses such as energy costs.

Amortization and depreciation. Depreciation and amortization expense increased $2.5 million from $4.2 million for the six months ended June 30, 2007 to $6.7 million for the six months ended June 30, 2008. The increase was primarily related to the acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008.

Flat Rolled Segment

The table below presents the results of operations for our Flat Rolled segment for the six months ended June 30, 2007 and 2008 (in thousands, except average realized price per ton sold).

	Six Months Ended June 30, 2007	% of Net Sales	Six Months Ended June 30, 2008	% of Net Sales
Net sales	$224,637		$283,583
Cost and expenses:
Cost of materials sold (exclusive of items shown below)	191,956	85.5%	231,718	81.7%
Processing, distribution and S,G & A costs	23,340	10.4%	26,053	9.2%
Depreciation and amortization	1,198	0.5%	1,389	0.5%

Total operating costs and expenses	216,494	96.4%	259,160	91.4%

Operating income	$8,143	3.6%	$24,423	8.6%

Tons sold	288		326
Tons tolled	327		313

Tons shipped	615		639

Average realized price per ton sold	$739		$832

Net sales. Net sales including tolling income increased $59.0 million, or 26.3%, from $224.6 million for the six months ended June 30, 2007 to $283.6 million for the six months ended June 30, 2008. The increase was primarily related to a 13.1% increase in volumes sold and a 12.6% increase in average realized price per ton sold.

Cost of materials sold. Cost of materials sold increased $39.7 million, or 20.7%, from $192.0 million for the six months ended June 30, 2007 to $231.7 million for the six months ended June 30, 2008. The increase was primarily related to a 13.1% increase in volumes sold and a 6.8% increase in average realized cost per ton sold.

Processing, distribution, selling, general and administrative expenses. Processing, distribution, selling, general and administrative expenses increased by $2.8 million, or 12.0%, from $23.3 million for the six months ended June 30, 2007 to $26.1 million for the six months ended June 30, 2008. The increase was principally due to increases in warehousing, processing and distribution costs associated with the increase in volumes sold.

Amortization and depreciation. Depreciation and amortization expense increased $0.2 million from $1.2 million for the six months ended June 30, 2007 to $1.4 million for the six months ended June 30, 2008 due to capital expenditures during fiscal year 2007 and the first six months of fiscal year 2008.

PNA GROUP, INC.

Corporate and Other

This category reflects administrative costs and expenses management has not allocated to its reportable segments. These costs include compensation for executive officers and support staff, professional fees for audit, tax and legal services, consulting fees and travel and entertaining.

Corporate expenses decreased $0.1 million, or 1.7%, from $5.9 million for the six months ended June 30, 2007 to $5.8 million for the six months ended June 30, 2008. The decrease was the result of incremental costs incurred in 2007 related to the provision for the management participation plan of $0.2 million and Sarbanes-Oxley external consulting services of $0.5 million offset by increases in other corporate expenses such as audit fees and personnel costs.

Liquidity and Capital Resources

Our primary sources of liquidity are borrowings under our revolving credit facility and our cash flow from operations. Under the terms of our revolving credit facility, we may borrow up to an amount equal to 65% of eligible inventory, limited to $260 million, plus 85% of eligible accounts receivable. As of June 30, 2008, we had approximately $4.5 million of cash on hand and approximately $108.1 million available under our revolving credit facility. The following discussion of the principal sources and uses of cash should be read in conjunction with our unaudited condensed consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2007 and 2008 included elsewhere in this quarterly report. As a result of the acquisition of PNA Group Holding by Reliance, our revolving credit facility was repaid in full and terminated. Future sources of liquidity in addition to cash flow will be borrowings from Reliance under its revolving credit facility.

Operating and Investing Activities

Although we do not produce any metal, our financial performance is affected by changes in metal prices. When metal prices rise, the prices at which we are able to sell our products and our cost of materials sold typically increase, resulting in increased working capital needs (which consists primarily of accounts receivable and inventory). Conversely, when metal prices fall, our selling prices and cost of materials sold typically decrease, along with our working capital needs. Our working capital (current assets less current liabilities) increased from $420.3 million at December 31, 2007 to $555.8 million at June 30, 2008 primarily due to increases in inventory and accounts receivable (including the allowance for doubtful accounts) of $121.7 million and $124.0 million, respectively. These increases in working capital items were offset by increases in accounts payable of $76.8 million, current income taxes payable of $21.6 million and other payables of $9.5 million. The increases in inventory and accounts receivable were partially due to the acquisition of Sugar Steel which accounted for $33.1 million and $15.6 million, respectively, of the increases. The remainder of the increases in inventory and accounts receivable was primarily due to increases in the Company’s sales volumes, average price per ton sold (in the case of accounts receivable) and average cost per ton of raw materials (in the case of inventory). The increase in accounts payable was partially due to the acquisition of Sugar Steel which accounted for $10.2 million of the increase. The remainder of the increase was primarily due to the increase in the Company’s inventory purchases and inventory on hand as well as an increase in average cost per ton of raw materials. Income taxes payable increased primarily due to the increase in income before taxes for the second quarter of 2008 compared to the fourth quarter of 2007 and the timing of federal and state income tax payments. The increase in other payables was primarily related to an increase in accrued bonuses of $4.6 million associated with profit based incentive plans and $3.5 million of deferred consideration payable to Sugar Steel’s former owner as a portion of the purchase price was held back in accordance with the agreement to purchase the business.

Changes in steel prices also affect our liquidity because of the time difference between our payment for raw materials and collection of cash from our customers. We tend to pay for replacement materials (which are more expensive when steel prices are rising) over a shorter period than the time it typically takes to collect our accounts receivable after the sale of our products. As a result, when metal prices are rising, we tend to draw more on PNA’s revolving credit facility to cover the cash flow cycle from material purchase to cash collection. This cash requirement for working capital is higher in periods when we are increasing inventory quantities such as in the 2008 periods. We believe our cash flow from operations, supplemented by the cash available under PNA’s revolving credit facility or the new inter-company facility with Reliance will provide sufficient liquidity to meet our working capital and general corporate needs in the near term.

We have recently implemented several expansion projects to increase capacity at certain of our facilities and we are in the planning phase of four additional expansion projects that are expected to increase our capacity beginning in late 2008. The Company presently has budgeted for capital improvements and maintenance projects

PNA GROUP, INC.

including the building of two new facilities, one each by Infra-Metals and MSC, and expanding capacity at certain of its existing facilities. The total budgeted cost of these projects is approximately $40 million which is expected to be expended largely in 2008 though a portion of this amount may be expended in 2009. The capital expenditures are expected to be financed through advances under our revolving credit facility, or the new inter-company facility with Reliance, except for approximately $10.5 million in financing anticipated to be provided under a state sponsored loan and bond issue for the budgeted Infra-Metals facility. We currently anticipate that the MSC facility will be completed in late 2008 with operations beginning in 2009. The Infra-metals facility will be completed in 2009.

During the six months ended June 30, 2008, net cash used in operating activities was $29.5 million. Net income for the six months ended June 30, 2008 was $63.0 million of which $8.3 million related to non-cash charges for depreciation and amortization. Therefore, the difference between net income and net cash used in operations for the six months ended June 30, 2008 was $100.8 million, which primarily related to cash used for increases in accounts receivable and inventory of $110.3 million and $88.6 million, respectively. These uses of cash were partially offset by net cash provided by increases in accounts payable of $66.6 million, income taxes payable of $22.5 million and accruals of $4.6 million. The increase in accounts receivable was primarily due to increases in the Company’s sales volumes and average price per ton sold. Factors affecting the increases in inventory levels and accounts payable outstanding were also due in part to an increase in the average cost per ton of raw materials purchased as well as an increase in the Company’s inventory levels which were driven by the increase in sales volumes in the second quarter of 2008. The increase in accrued expenses primarily related to accrued bonuses associated with profit based compensation plans which increased due to the Company’s increased 2008 profitability. Net cash provided by the increase in income taxes payable was primarily related to income taxes payable on second quarter 2008 income before tax.

During the six months ended June 30, 2007, net cash provided by operating activities was $20.6 million. Net income for the period was $20.1 million, of which $5.7 million related to non-cash depreciation and amortization charges. Therefore, the difference between net income plus depreciation and amortization and net cash used in operations for the six months ended June 30, 2007 was $5.2 million, which primarily related to an increase in accounts receivable of $19.2 million and decreases in accruals, income tax payable and accrued pension costs of $5.2 million, $9.6 million and $1.0 million, respectively. The changes in these working capital items were partially offset by decreases in inventory of $17.0 million and other assets of $4.1 million and an increase in accounts payable of $5.1 million. The increase in accounts receivable was primarily related to increased sales levels in the second quarter of 2007. Inventory levels in 2007 declined in relation to levels on hand at the end of fiscal year 2006 due primarily to concerted efforts on the part of the Company to increase operating efficiencies and reduce inventory on hand. These efforts resulted in 37,000 fewer tons of product on hand at June 30, 2007 compared to December 31, 2006. The change in accruals primarily related to the payment of amounts owed to the former owner of MSC totaling $5.3 million and the decrease in accrued pension costs was primarily related to the freezing of the SERP plan in the first quarter of 2007.

Net cash used in investing activities was $51.9 million for the six months ended June 30, 2008, of which $39.8 million related to net cash used for the acquisition of Sugar Steel in March 2008 and $12.5 million related to purchases of property, plant and equipment. Net cash used in investing activities was $13.7 million for the six months ended June 30, 2007, of which $8.3 million related to purchases of property, plant and equipment and $5.3 million related to the payment of deferred consideration to the former owner of MSC.

Financing Activities

Net cash provided by financing activities was $81.0 million for the six months ended June 30, 2008 primarily related to $84.6 million in net proceeds of our senior secured revolving credit facility partially offset by dividends paid to PNA’s parent of $1.4 million and minority interest holders of $1.3 million. Net cash used in financing activities was $7.3 million for the six months ended June 30, 2007 related to dividends totaling $8.5 million paid to PNA’s parent, dividends to minority interest holders of $0.8 million and deferred financing costs incurred of $0.7 million offset by net proceeds on the revolving credit facility of $3.0 million.

Senior Notes. On August 15, 2006, the Company issued $250 million aggregate principal amount of its 10 3/4% Senior Notes due 2016 (the “Senior Notes” or “PNA Offering”). Interest on the Senior Notes accrues at a rate of 10 3/4 % per year, payable semi-annually in cash in arrears on March 1 and September 1 of each year, the first payment being made March 1, 2007. Reliance made a tender offer and consent solicitation with respect to these Senior Notes on July 1, 2008, and received tenders and consent solicitations for 100% of the Senior Notes. Reliance purchased the Senior Notes on August 4, 2008 and PNA entered into the Supplemental Indenture that eliminated most of the covenants. The Senior Notes remain outstanding as an inter-company obligation to Reliance. See Note 16, Sale of PNA Group Holding Corporation.

PNA GROUP, INC.

Senior Secured Credit Facilities. In connection with the acquisition of the Company by affiliates of Platinum Equity Capital Partners on May 9, 2006 we amended and restated our senior secured credit agreement to provide for senior secured financing of up to approximately $460 million, of which $85 million was a term loan facility that was permanently repaid with the proceeds of the PNA Offering. Under the revolving credit facility terms in place as of December 31, 2007, we were permitted to borrow up to $375 million based on a borrowing capacity calculation equal to 65% of eligible inventory plus 85% of eligible accounts receivable, whereas the inventory portion of our capacity calculation was limited to $230 million. On March 11, 2008, PNA entered into an amendment with its senior secured lenders to increase the revolving credit facility from $375 million to $425 million and to increase the borrowing limit on inventory from $230 million to $260 million (the “Ninth Amendment”). Other terms of the amendment provide PNA with increased flexibility with regard to certain restrictive operating covenants including an increase in annual capital expenditure limits, the ability to make certain acquisitions without prior consent and approval to incur other indebtedness in specific circumstances.

As of June 30, 2008, $298.0 million was outstanding under the revolving credit facility. The acquisitions of Precision Flamecutting in December 2007 and Sugar Steel in March 2008 were both financed through additional borrowings under PNA’s revolving credit facility of approximately $54.4 million and $44.5 million, respectively.

On August 1, 2008, Reliance paid off and terminated the PNA revolving credit facility. Reliance will provide an inter-company facility to PNA for its working capital and general corporate needs.

We believe that our cash flow from operations, together with borrowings under our revolving credit facility or the new inter-company facility with Reliance, will enable us to meet our liquidity requirements for at least the next twelve months.

Tender Offers and Travel Main Transfer

As noted above, on June 16, 2008 PNA Group Holding and its stockholders entered into a Stock Purchase Agreement pursuant to which Reliance acquired all the issued and outstanding shares of capital stock of PNA Group Holding. On July 1, 2008, Reliance commenced a tender offer to purchase for cash any and all of the Senior Notes. On July 15, 2008, Reliance reported that all holders of the Senior Notes had validly tendered and not withdrawn the Senior Notes and that the holders’ withdrawal rights terminated as of the same date. Commensurate with the closing on the purchase of PNA Group Holding, Reliance accepted for payment all the outstanding Senior Notes on August 1, 2008. The Company entered into a Supplemental Indenture amending the Senior Notes to eliminate substantially all of the restrictive covenants and the Senior Notes remain outstanding as obligations of the Company for the benefit of Reliance.

Prior to completion of the sale of PNA Group Holding to Reliance, PNA Group Holding distributed the stock of Travel Main to the stockholders of PNA Group Holding. The transfer is expected to result in a gain to PNA for tax return purposes resulting in a tax liability payable in cash by PNA of approximately $7.9 million in the current year.

In connection with the closing of Reliance’s acquisition of PNA Group Holding, Reliance repaid and terminated PNA’s revolving credit facility. The total amount paid was approximately $296 million.

Related Parties

PNA paid cash dividends of $1.4 million to PNA Intermediate during the six months ended June 30, 2008.

The Company paid Platinum $2.5 million in each of the six month periods ended June 30, 2007 and 2008, respectively, related to its annual monitoring fee pursuant to the Corporate Advisory Services Agreement which was terminated on August 1, 2008 in connection with the acquisition of PNA Group Holding by Reliance.

Derivative Financial Instrument

See Note 15, Derivative Financial Instruments, to the condensed consolidated financial statements for disclosures regarding derivative financial instruments.

PNA GROUP, INC.

Commitments, Contingencies and Contractual Obligations

The Company is involved in several legal proceedings, claims and litigation arising in the ordinary course of business. Management presently believes that the outcome of each such pending proceeding, claim or litigation will not have a material adverse effect on the consolidated financial position of the Company or on the consolidated results of operations. Should any losses be sustained in connection with any proceeding or claim in excess of provisions, the amount will be charged to income in the future.

The Company had purchase commitments of approximately $483.4 million for inventory at June 30, 2008. These commitments were made to assure the Company a normal supply of stock. The consolidated group leases real estate, office space, data processing equipment automobiles and trucks. Several of the leases require the lessee to pay taxes, maintenance and other operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1, Description of Business, to the condensed consolidated financial statements for disclosures regarding recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Prices for carbon steel products have been at historically high levels since 2004, with significant increases experienced in the first half of 2008. The increased prices have generally been accepted by our customers to date; however, it is difficult to predict if our customers will continue to absorb any future price increases.

We are exposed to the impact of interest rate changes and fluctuating steel prices. In September 2003 PNA entered into an interest rate swap agreement with its secured lender for a notional $75 million derivative that swapped the floating LIBOR rate on its senior secured credit facilities with a fixed rate. This interest rate swap agreement expired in September 2006 and was replaced with a three year fixed to floating rate notional $50 million derivative. The fair market value of the interest rate swap is the estimated amount that PNA would receive or pay to terminate the swap agreements at any point in time. These agreements also reduce the impact of changes in interest rates on our floating rate debt. We have not entered into any steel commodity hedge transactions for speculative purposes or otherwise. In July 2008 these interest rate swap agreements were terminated.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to and as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Act of 1934, as amended. Based upon that evaluation, our management including our Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file with the SEC is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Effective August 1, 2008, the Company has a new Chief Executive Officer who did not participate in the design of the controls or the evaluation thereof.

Changes in Internal Control Over Financial Reporting

During the quarterly period ended June 30, 2008, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PNA GROUP, INC.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

During the six months ended June 30, 2008, there were no material changes to the risk factors disclosed in the section of the Company’s annual report as of and for the year ended December 31, 2007 on Form 10-K entitled “Risk Factors”.

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

Dated: August 14, 2008

PNA Group, Inc.

By:	/s/ David H. Hannah
David H. Hannah
Chief Executive Officer and President

By:	/s/ William S. Johnson
William S. Johnson
Chief Financial Officer